Form 10QSB
period 2005-09-30
SRKP 4 INC
filed 2005-11-09
CIK 1335102

U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT PURSUANT SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2005

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-51473

                                  SRKP 4, INC.
        (Exact name of small business issuer as specified in its charter)


Delaware                                             20-2903204
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification number)

210 South Federal Highway, Suite 205
Deerfield Beach, FL                                  33441
----------------------------------------             -------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code: (310) 203-2902

                                    No change
                                    ---------
                     (Former name, former address and former
                   fiscal year, if changed since last report)



                                   Copies to:
                              Feldman Weinstein LLP
                              420 Lexington Avenue
                                   Suite 2620
                               New York, NY 10170
                          Attn: David N. Feldman, Esq.
                               Tel: (212) 869-7000
                               Fax: (212) 997-4242

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

      Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,700,000 shares of Common Stock, par value $ .0001 per share, outstanding as of November 7, 2005.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  SRKP 4, INC.


                                    - INDEX -

PART I- FINANCIAL INFORMATION:
                                                                           Page

Item 1. Financial Statements:                                               4.

      Balance Sheets - September 30, 2005 (unaudited) and June 30, 2005     5.

      Statements of Operations (unaudited) for the cumulative period during the development stage (May 24, 2005 to September 30, 2005)
      and the three months ended September 30, 2005                         6.

      Statement of Cash Flows (unaudited) for the cumulative period
      during the development stage (May 24, 2005 to September 30, 2005)     7.

      Notes to Financial Statements                                         8.

Item 2. Management's Discussion and Analysis or Plan of Operation          10.

Item 3. Controls and Procedures                                            10.

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings                                                  11.

Item 2. Changes in Securities                                              11.

Item 3. Defaults Upon Senior Securities                                    11.

Item 4. Submission of Matters to a Vote of Security Holders                11.

Item 5. Other Information                                                  11.

Item 6. Exhibits and Reports on Form 8-K                                   11.

Signatures                                                                 13.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period from inception, May 24, 2005, to September 30, 2005 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-SB filed with the Securities and Exchange Commission for the period ended June 30, 2005.

                                  SRKP 4, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS

                                                          SEPTEMBER 30,      JUNE 30,
                                                              2005            2005
                                                          ------------     -----------
                                                          (UNAUDITED)

ASSETS:
 Cash                                                     $      1,630          10,250
  Stock Subscription Receivable                                   --             2,250
                                                          ------------     -----------
                                                          $      1,630     $    12,500
                                                          ============     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES                                               $       --       $      --
                                                          ------------     -----------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value, 10,000,000 shares
authorized, none issued                                           --              --
  Common stock, $.0001 par value, 100,000,000 shares
authorized, 2,700,000 shares issued and
outstanding                                                        270             270
  Additional paid-in capital                                    24,730          24,730

  (Deficit) accumulated during development stage               (23,370)        (12,500)
                                                          ------------     -----------

         Total Stockholders' Equity                              1,630          12,500
                                                          ------------     -----------

                                                          $      1,630     $    12,500
                                                          ============     ===========


             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 4, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                              CUMULATIVE
                                                                 FROM
                                                                MAY 24,
                                                                 2005
                                             FOR THE THREE   (INCEPTION)
                                             MONTHS ENDED         TO
                                             SEPTEMBER 30,  SEPTEMBER 30,
                                                 2005           2005
                                             -------------  -------------
                                              (UNAUDITED)    (UNAUDITED)


REVENUE                                      $        --    $        --
                                             -------------  -------------



EXPENSES                                            10,870         23,370
                                             -------------  -------------



NET (LOSS)                                   $     (10,870) $     (23,370)
                                             =============  =============




NET (LOSS) PER COMMON SHARE - BASIC          $         *    $       (0.01)
                                             =============  =============



WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                        2,700,000      2,700,000
                                             =============  =============

* Less than $.01

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                                   SRKP 4, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENT OF CASH FLOWS


                                                                   CUMULATIVE
                                                                     FROM
                                                                    MAY 24,
                                                                     2005
                                                                  (INCEPTION)
                                                                      TO
                                                                  SEPTEMBER 30,
                                                                     2005
                                                                  ------------
                                                                  (UNAUDITED)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                     $   (23,370)
                                                                  ------------

         Net Cash (Used) by Operating Activities                      (23,370)
                                                                  ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                        22,750
   Collection of subscription receivable                                2,250
                                                                  ------------

         Net Cash Provided by Financing Activities                     25,000
                                                                  ------------


NET CHANGE IN CASH                                                      1,630


BEGINNING CASH                                                           --
                                                                  ------------

ENDING CASH                                                       $     1,630
                                                                  ============

             SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

                                  SRKP 4, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY
SRKP 4, Inc. (the Company), a development stage company, was organized under the laws of the State of Delaware on May 24, 2005. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is December 31.

The Company filed a Form 10-SB registration statement with the Securities and Exchange Commission (SEC) pursuant to Section 12(g) of the Securities Exchange Act of 1934. The registration statement has been declared effective as of October 3, 2005.

GOING CONCERN AND PLAN OF OPERATION
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about it's ability to continue as a going concern.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES
The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

DEFERRED OFFERING COSTS
Deferred offering costs, consisting of legal, accounting and filing fees relating to the offering will be capitalized. The deferred offering costs will be offset against offering proceeds in the event the offering is successful. In the event the offering is unsuccessful or is abandoned, the deferred offering costs will be expensed.

                                  SRKP 4, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

CONCENTRATIONS OF CREDIT RISK
The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

EARNINGS PER COMMON SHARE
A basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements is not anticipated to have a material effect on the operations of the Company.

NOTE 2 - STOCKHOLDERS' EQUITY

During May 2005, the Company sold for $22,750 cash and a stock subscription receivable of $2,250, 2,700,000 shares of its $.0001 par value common stock to various investors. The Company fully collected on the stock subscription receivable during the period.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by the president. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The Company incurred a net loss of $10,870 for the three months ended September 30, 2005 and $23,370 for the period from May 24, 2005 (inception) to September 30, 2005, respectively. Combined with the fact that the Company has virtually no working capital and an accumulated deficit of $23,370 as of September 30, 2005, it is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

      Plan of Operation. The Company has not realized any revenues from operations since May 24, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

      Liquidity and Capital Resources. As of September 30, 2005, the Company had assets consisting of $1,630 in cash. This compares to assets of $10,250 in cash as of June 30, 2005.

      Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to September 30, 2005. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.


ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.
-------------------------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

ITEM 2. CHANGES IN SECURITIES. None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None.

ITEM 5. OTHER INFORMATION. None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

         Exhibit No.                Description

            *3.1 Certificate of Incorporation, as filed with the Delaware Secretary State on May 24, 2005.

            *3.2                    By-Laws

            31.1 Certification of the Company's Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

            31.2 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30. 2005.

            32.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

            32.2 Certification of the Company's Principal Financial Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by this reference.

(b)   Reports on Form 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 8, 2005                   SRKP 4, Inc.


                                          By: /s/ Richard A. Rappaport
                                              ---------------------------
                                              Richard A. Rappaport
                                              President