Form 10KSB
period 2005-12-31
SRKP 4 INC
filed 2006-03-06
CIK 1335102

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51473
_______________________________________________

SRKP 4, Inc.

(Exact name of registrant as specified in its charter)

_______________________________________________

Delaware	20-2903204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1900 Avenue of the Stars, Suite 310
Los Angeles, CA	90067
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (310) 203-2902

_______________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
-----------------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |   |.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |   |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes |_| No |X ].

As of February 22, 2006, there were 2,700,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 4, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Business.

Introduction

SRKP 4, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 24, 2005 and maintains principal offices at 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and since the effectiveness of its registration statement on Form 10-SB/A has begun efforts in consummating a business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

On February 27, 2006, SRKP 4, Inc. (the “Company”) entered into a certain Agreement and Plan of Merger (the “Merger Agreement”) with Cougar Biotechnology, Inc. (“Cougar”), a privately held company incorporated in Delaware, and SRKP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Mergerco”), pursuant to which Mergerco, subject to certain conditions contained in the Merger Agreement, will merge with and into Cougar and Cougar will become a wholly-owned subsidiary of the Company. Cougar and the Company will agree to indemnify the Company’s officers and directors for their actions relating to the consideration, approval or consummation of the Merger Agreement, in accordance with an indemnity agreement (the “Indemnity Agreement”) to be entered into by and between Cougar, the Company and the Company’s current officers before the merger is consummated. As a condition to the Merger Agreement, the Company will redeem all of its currently outstanding shares of common stock, pursuant to a redemption agreement, effective concurrently with the closing of the merger (the “Redemption Agreement”), entered into between the Company and its existing shareholders on February 27, 2006. Conditions to consummating the merger include approval of the shareholders of Cougar, the redemption of the shares of common stock pursuant to Redemption Agreement, the execution of the Indemnity Agreement and other customary conditions. The parties may terminate the Merger Agreement if the merger is not completed by March 31, 2006. There can be no assurance that the Company will consummate the proposed merger with Cougar.

Competition

In the event the Merger Agreement is not fully consummated and consequently terminated, our primary goal will once again be to merge with or acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company will face vast competition from other shell companies with the same objectives. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and, in the event the Merger Agreement is not consummated, conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction. Further, WestPark Capital, Inc., a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Our officers and directors, Richard Rappaport and Anthony C. Pintsopoulos (who are also stockholders) are currently employed as Chief Executive Officer and Chief Financial Officer, respectively, of WestPark Capital, Inc. We cannot assure you that conflicts of interest among us, WestPark Capital and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. In the event the Merger Agreement is terminated, we cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

While we have entered into the Merger Agreement with Cougar, there can be no assurance that this merger will be completed.

We have entered into the Merger Agreement with Cougar, however, no assurances can be given that we will successfully consummate the merger. We cannot guaranty that all parties to the merger transaction will fulfill their obligations and commitments under the Merger Agreement or that the conditions to closing will be satisfied.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

If the Merger Agreement is terminated, the Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We will be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of Cougar or, if the Merger Agreement is terminated, another identified business opportunity. If the Merger Agreement is not consummated, we cannot assure you that we will be successful in locating candidates with established operating histories. In the event we complete a business combination with Cougar or another privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate and consummate a business combination.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into and consummating a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If the Merger Agreement is terminated and we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If the Merger Agreement is terminated and if we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment. Further, shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act of 1933, as amended, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Our business will have no revenues unless and until we merge with or acquire an operating business.

         We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

         Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

       The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. It may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act.  Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Control by management

Management currently owns approximately 48% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

Item 2. Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

  The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company’s common stock is not listed on a publicly-traded market. As of the date hereof, there are five holders of record of the Company's common stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock. The Company has not yet issued any of its preferred stock.

Dividend Policy

          The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Registrant issued 2,700,000 shares of common stock on May 26, 2005 to five accredited investors (two of whom are officers and directors of the Registrant), for aggregate cash consideration of $25,000. The Registrant sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to consummate the transactions contemplated by the Merger Agreement or, in the event the Merger Agreement is terminated, to resume its efforts to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with Cougar or, if the Merger Agreement is terminated, with another privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate the Merger Agreement or effect an acquisition of, or merger with, a different operating company, both of which there can be no assurance.

Item 7. Financial Statements.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SRKP 4, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of SRKP 4, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from May 24, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 4, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the period from May 24, 2005 (inception) to December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
January 19, 2006, except for the event discussed in Note 5, dated February 27, 2006.

SRKP 4, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:

Cash	$4,628

$4,628

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Due to stockholders	$12,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	---
Common stock, $.0001 par value, 100,000,000 shares authorized, 2,700,000 shares issued and outstanding	270
Additional paid-in capital	24,730
(Deficit) accumulated during development stage	(32,872)

Total Stockholders’ Equity (Deficit)	(7,872)

$4,628

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 4, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

Cumulative
from
May 24,
2005
(Inception)
To
December 31,
2005

REVENUE	$ ---

EXPENSES	32,872

NET (LOSS)	$(32,872)

NET (LOSS) PER COMMON SHARE - BASIC	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,700,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 4, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FOR THE PERIOD FROM MAY 24, 2005 (INCEPTION)

TO DECEMBER 31, 2005

					(Deficit)
					Accumulated	Total
				Additional	During	Stockholders’
	Common Stock			Paid-In	Development	Equity
	Shares	Amount		Capital	Stage	(Deficit)

Balances, May 24, 2005	---	$	---	$ ---	$ ---	$ ---

Sale of common stock on May 26, 2005 at $.009 per share	2,700,000		270	24,730	---	25,000
Net (loss)	---		---	---	(32,872)	(32,872)

Balances, December 31, 2005	2,700,000		$270	$24,730	$(32,872)	$(7,872)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SRKP 4, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

Cumulative
from
May 24,
2005
(Inception)
To
December 31,
2005

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(32,872)

Net Cash (Used) by Operating Activities	(32,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000
Advances from stockholders	12,500

Net Cash Provided by Financing Activities	37,500

NET CHANGE IN CASH AND ENDING BALANCE	$4,628

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

Going Concern and Plan of Operation
The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 2 - STOCKHOLDERS' EQUITY

During May 2005, the Company sold for $25,000 cash 2,700,000 shares of its $.0001 par value common stock to various investors.

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

NOTE 4 - DUE TO STOCKHOLDERS

During the period certain stockholders advanced the Company $12,500 to pay for operating expenses. These funds have been advanced interest free.

NOTE 5 - SUBSEQUENT EVENT

On February 27, 2006 the Company entered into an Agreement and Plan of Merger with a privately held company. In connection with the merger, the Company will redeem all of its currently outstanding shares of common stock, pursuant to a redemption agreement entered into between the Company and its existing shareholders. Certain conditions to consummating the merger exist and the parties may terminate the merger if the merger is not completed by March 31, 2006.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes to the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the period covered by this Annual Report.

Item 8B. Other Information.

None.

Part III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal years ended 2005:

Name	Age	Position	Term

Richard Rappaport	45	President and Director	May 26, 2005 thru Present

Anthony C. Pintsopoulos	49	Secretary, Chief Financial Officer and Director	May 26, 2005 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of Westpark Capital, Inc. and has been its Chief Executive Officer since September 1999. Westpark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was Director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and a M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Mr. Pintsopoulos was CFO and acting COO at Joseph, Charles & Associates(JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as CFO, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

(b) Significant Employees. As of the date hereof, the Company has no significant employees.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2005 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during such fiscal years, except to the following filings: (a) Schedule 13D and Form 3 filed by Anthony C. Pintsopoulos on November 7, 2005; (b) Schedule 13D and Form 3 filed by Richard Rappaport on November 9, 2005; (c) Schedule 13D filed by Thomas Poletti on January 10, 2006; and (d) Schedule 13D and Form 3 filed by Debbie Schwartzberg on January 12, 2006.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended December 31, 2005.

Name and Position	Year	Other Compensation

Richard Rappaport, President and Director	2005	None

Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director	2005	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors' expenses in attending board meetings. During the year ended December 31, 2005 no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of February 23, 2006, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Debbie Schwartzberg 800 5th Avenue New York, New York 10021	1,039,500	38.5%

Richard Rappaport 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	1,039,500	38.5%

Tom Poletti 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	243,000	9%

Anthony C. Pintsopoulos 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	243,000	9%

Glenn Krinsky 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	135,000	5%

All Directors and Officers as a Group (2 individuals)	1,282,500	47.5%

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

**10.1	Agreement and Plan of Merger dated February 27, 2006

**10.2	Redemption Agreement dated February 27, 2006

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on August 29, 2005, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's current report on Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2006, and incorporated herein by this reference.

(b)	Reports on Form 8-K

Form 8-K filed March 2, 2006 with respect to the Company’s execution and delivery of the Agreement and Plan of Merger entered into by the Company, Cougar Biotechnology, Inc. and SRKP Acquisition Corp.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2005, we retained AJ. Robbins, PC to provide services as follows:

*2005 Fees	Amount
Audit Fees	$4,450
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

* We were formed in May 2005, therefore there is no information to report for fiscal 2004.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by AJ. Robbins, PC and has concluded that such services are compatible with AJ. Robbins, PC’s independence as our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 4, INC.

Dated: March 3, 2006	By:	/s/ Richard Rappaport
Richard Rappaport
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial	March 3, 2006
Anthony C. Pintsopoulos	Officer