Form 10QSB
period 2006-03-31
Cougar Biotechnology, Inc.
filed 2006-05-18
CIK 1335102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-51473

Cougar Biotechnology, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903204 (I.R.S. Employer Identification No.)

10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA 90024
(Address of principal executive offices)

(310) 943-8040
(Issuer’s telephone number)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐  No☒
As of May 8, 2006 there were 4,607,105 shares of the issuer’s common stock, $.0001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION:

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SRKP 4, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$--	$4,628

Totals	$--	$4,628

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Advance from stockholders	$12,500	$12,500

Total liabilities	12,500	12,500

Commitments and contingencies
Stockholders' deficiency:
Preferred stock - $.0001 par value; 10,000,000 shares
authorized; none issued or outstanding	--	--
Common stock - $.0001 par value; 100,000,000 shares
authorized; 2,700,000 shares issued and outstanding	270	270
Additional paid-in capital	24,730	24,730
Deficit accumulated during the development stage	(37,500)	(32,872)
Total stockholders' deficiency	(12,500)	(7,872)

Totals	$--	$4,628

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SRKP 4, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Period From
		May 24, 2005
	Three Months Ended	(date of inception) to
	March 31, 2006	March 31, 2006
Operating expenses:
General and administrative	$4,628	$37,500
Totals	4,628	37,500

Net loss	$(4,628)	$(37,500)

Net loss per share	$(.00)

Weighted-average common shares
outstanding - basic	2,700,000

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SRKP 4, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Unaudited)

Period from May 24, 2005 (date of inception) through March 31, 2006

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	During the
	Shares	Amount	Capital	Development Stage	Total

Issuance of shares of common stock at $.0093 per share	2,700,000	$270	$24,730		$25,000
Net loss				$(32,872)	(32,872)
Balance at December 31, 2005	2,700,000	270	24,730	(32,872)	(7,872)
Net loss				(4,628)	(4,628)
Balance at March 31, 2006	2,700,000	$270	$24,730	$(37,500)	$(12,500)

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SRKP 4, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND THE PERIOD FROM
MAY 24, 2005 (DATE OF INCEPTION) TO MARCH 31, 2006

		Cumulative
		Period
		From
		May 24, 2005
	Three Months	(date of
	Ended	inception) to
	March 31, 2006	March 31, 2006
Operating activities:
Net loss	$(4,628)	$(37,500)
Net cash used in operating activities	(4,628)	(37,500)

Financing activities:
Net proceeds from issuance of common stock		25,000
Advances from stockholders	--	12,500

Net cash provided by financing activities	--	37,500

Net decrease in cash and cash equivalents	(4,628)	--
Cash and cash equivalents, beginning of period	4,628	--

Cash and cash equivalents, end of period	$--	$--

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SRKP 4, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION

SRKP 4, Inc. (the “Company”), a development stage company, was organized under the laws of the State of Delaware on May 24, 2005 for the purpose of acquiring an operating business. The Company has had limited activities and has not generated any revenue as of March 31, 2006 and, accordingly, is in the development stage as defined in Financial Accounting Standards Board Statement No. 7.

NOTE 2. BASIS OF PRESENTATION:

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These statements should be read in conjunction with the audited financial statements for SRKP 4, Inc. and notes thereto for the year ended December 31, 2005 and filed with Form 10-KSB dated March 3, 2006.

NOTE 3. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $4,628 for the three months ended March 31, 2006. The net loss from date of inception, May 24, 2005 to March 31, 2006 amounted to $37,500. We have financed our operations since inception primarily through equity debt financing and from stockholder advances. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

NOTE 4. SUMMARY OF SIGNIFICENT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share”.

PRINCIPLES OF CONSOLIDATION

The accompanying Consolidated Financial Statements include the accounts of SRKP 4, Inc. and SRKP Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 5. SUBSEQUENT EVENTS

Acquisition of Cougar Biotechnology, Inc.

Pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among us, SRKP Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Cougar Biotechnology, Inc., a Delaware corporation (“Cougar”), SRKP Acquisition Corp. merged with and into Cougar, with Cougar remaining as the surviving corporation and our wholly-owned subsidiary. Cougar in-licenses or acquires clinical stage products that have previously been tested in clinical trials for the treatment of cancer. This transaction is referred to throughout this report as the “Merger.” The Merger was effective as of April 3, 2006, upon the filing of a certificate of merger with the Delaware Secretary of State. In consideration for their shares of Cougar capital stock, and in accordance with the Agreement, the stockholders of Cougar at March 31, 2006 received an aggregate of 3,553,021 shares of our common stock. Upon completion of the Merger and the Redemption (as defined below), Cougar stockholders held 100% of our capital stock. In addition, we assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of Cougar capital stock outstanding immediately prior to the Merger, which constitute, on a fully-diluted basis, the rights to acquire an aggregate 2,327,299 shares of our common stock. The Merger will be accounted for as a reverse merger in which Cougar will be the accounting acquirer.

As a condition to the Merger, we entered into an Indemnity Agreement dated April 3, 2006 with our former officers and directors, pursuant to which we agreed to indemnify such former officers and directors for actions taken by such officers and directors in their official capacities relating to the consideration, approval and consummation of the Merger.

On April 6, 2006, our board of directors approved a transaction pursuant to which Cougar merged with and into us, and we remained as the surviving corporation. In connection with this parent-subsidiary merger, we relinquished our prior corporate name, SRKP 4, Inc., and assumed in its place the name “Cougar Biotechnology, Inc.” The parent-subsidiary merger and name change became effective on April 6, 2006.

Redemption Agreement

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated February 27, 2006 by and among the Company and its then-current stockholders, the Company completed a redemption of an aggregate of 2,700,000 shares of common stock (the “Redemption”) from its former stockholders in consideration of an aggregate of $200,000 paid by Cougar, less (i) the aggregate amount of fees, costs and expenses of our attorneys, accountants and other service providers incurred by the Company on or prior to the effective time and (ii) an aggregate of $12,500 to be paid to such former stockholders on a pro rata basis in satisfaction of an outstanding obligation of the Company to such former stockholders. The 2,700,000 shares constituted all of the issued and outstanding shares of the Company’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our product and product candidates, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 8-K filed on April 7, 2006.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

The Company incurred a net loss of $4,628 for the three months ended March 31, 2006 and $37,500 for the period from May 24, 2005 (inception) to March 31, 2006, respectively. Combined with the fact that the Company has no working capital and an accumulated deficit of $37,500 as of March 31, 2006, it is management's assertion that these circumstances may hinder the Company’s ability to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2006, the Company had no assets. This compares to assets of $4,628 in cash and cash equivalents as of December 31, 2005. On April 3, 2006, contemporaneously with the closing of the Merger, Cougar completed a private placement offering with gross proceeds of $39,650,000.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 24, 2005 (inception) to March 31, 2006. Effective April 3, 2006, SRKP Acquisition Corp. acquired Cougar (see Note 5 of the financial statements).

Plan of Operation

Contemporaneously with the closing of the Merger, our plan of operation for the year ending December 31, 2006 is to continue implementing Cougar’s business strategy, including the clinical development of their three product candidates. We also intend to expand the drug candidate portfolio by acquiring additional drugs for development. We expect principal expenditures during the next 9 months to include:

•	Operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States and Europe for our three products.

As part of our planned expansion, we anticipate hiring up to 7 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during 2006 we expect to spend approximately $12.8 million on clinical development and research and development activities and expend approximately $2.5 million on general and administrative expenses and $242,000 on facilities rent.

Research and Development Projects

CB-7630. In April 2004, Cougar exclusively licensed the worldwide rights to CB-7630 (abiraterone acetate) from BTG plc. CB-7630 is an orally active targeted inhibitor of the steroidal enzyme 17α-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In preclinical studies, CB-7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes that is believed to stimulate the growth of prostrate cancer cells.

In Phase I trials performed by the Centre for Cancer Therapeutics, Institute of Cancer Research (Sutton, United Kingdom), and Royal Marsden NHS Trust (Sutton, United Kingdom), CB-7630 was administered as a single agent to 26 patients with prostate cancer. We believe that the data from these clinical studies indicate that: 1) CB-7630, at an oral dose of 800mg, can successfully suppress testosterone levels to the castrate range; 2) CB-7630 can suppress testosterone produced by both the testes and the adrenals; and 3) CB-7630 is well tolerated with an acceptable toxicity profile. The results from these Phase I studies of CB-7630 were published in the British Journal of Cancer in June 2004.

In December 2005, Cougar initiated a Phase I/II trial of CB-7630 for the treatment of advanced prostate cancer. The Phase I/II trial is being conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase I/II study is an open label, dose escalating study to evaluate the safety and efficacy of CB-7630 administered daily to patients with chemotherapy-naïve hormone refractory prostate cancer (HRPC) with a rising PSA (prostate specific antigen) despite hormonal therapy.

Through March 2006, Cougar has incurred approximately $7,041,500 of cost related to the development of CB-7630. Currently, we anticipate that we will need to expend approximately an additional $3,900,000 to $4,400,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-7630. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-7630, if ever.

CB-3304. In March 2004, Cougar exclusively licensed the worldwide rights to CB-3304 (noscapine), an orally active alkaloid derived from opium. Preclinical studies have demonstrated that CB-3304 has anti-tumor activity and acts as an inhibitor of microtubule dynamics. Therefore, we believe that CB-3304 has potential applications in the treatment of a number of different tumor types where tubulin binding agents are known to have activity. These tumor types include, but are not limited to, non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer.

In December 2005, Cougar announced positive interim data from an ongoing investigator sponsored Phase I trial of CB-3304 in patients with relapsed or refractory non-Hodgkin’s lymphoma. The trial is an open label dose escalating study, being conducted at the University of Southern California Norris Comprehensive Cancer Center, where cohorts of patients with relapsed/refractory non-Hodgkin’s lymphoma (NHL) or chronic lymphocytic leukemia (CLL/SLL) were treated at one of three different dose levels involving total daily doses of 1 g, 2 g, and 3 g per day. At each dose level, noscapine was administered orally on a three times a day schedule for 49 days. In the trial, responses for NHL patients were evaluated using the International Working Group Response Criteria for NHL and responses for CLL patients were evaluated using the NCI Working Group criteria. For both NHL and CLL patients, toxicity was graded according to the NCI common toxicity criteria (CTC).

At this interim analysis, 12 patients with a median age of 65 years (range 38-71) have been accrued. Four subjects had CLL/SLL, 2 had mantle cell lymphoma, one had follicular grade III lymphoma, 4 had diffuse large cell lymphoma (DLC), and one had lymphoplasmacytic low grade lymphoma. These interim results suggest:

•
Of the 10 patients that are evaluable for response, one patient with follicular grade III disease has had a partial response. This patient initially demonstrated stabilization of their disease for a period of approximately four years before achieving a partial response. In addition, two patients, one with mantle cell lymphoma and one with DLC have demonstrated stable disease of duration 30 days and 77 days, respectively.

•	CB-3304 has been well tolerated, with no grade 3 or 4 hematological toxicities. One grade 3 neurotoxicity consisting of depressed level of consciousness was experienced at the 3 gram dose level.

•	A larger study of noscapine is warranted to evaluate the efficacy of the compound in patients with lymphoma.

In December 2005, Cougar also announced results from preclinical experiments that we believe demonstrates the effectiveness of CB-3304 for the treatment of NHL and multiple myeloma and that warrant our continued development of the drug in hematological malignancies. The preclinical studies demonstrate that CB-3304 exhibits potent antitumor activity against NHL and myeloma in vitro, as well as in vivo in xenograft models. More specifically, the in vitro studies demonstrated that following exposure to CB-3304, the OPM2 (multiple myeloma), H9 (T cell lymphoma) and RL (B cell lymphoma) tumor cell lines exhibited an IC50 of approximately 30 nM, 700 nM, and 500 nM for the OPM2, H9 and RL lines, respectively. Treatment with noscapine resulted in the induction of apoptosis in each of the cell lines tested. Additionally, in vivo studies demonstrated that in xenograft models, daily administration of noscapine resulted in tumor growth delays of between 30-80% of the control tumor volumes.

Through March 2006, Cougar has incurred approximately $838,800 of cost related to the development of CB-3304. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $2,600,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-3304, if ever.

CB-1089. In June 2005, Cougar exclusively licensed the worldwide rights to CB-1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients that received the combination of calcitriol plus chemotherapy had an improvement in their survival over the patients that received chemotherapy plus placebo without an increase in the toxicity of the chemotherapy. Preclinical studies in prostate cancer have shown that CB-1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostrate cancer as opposed to calcitriol. We anticipate beginning clinical trials of CB-1089 in prostate cancer in the second half of 2006.

Through March 2006, Cougar has incurred approximately $375,000 of cost related to the development of CB-1089. Currently, we anticipate that we will need to expend approximately an additional $1,900,000 to $2,400,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-1089. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-1089, if ever.

License Agreement Obligations

CB-3304. On February 23, 2004, Cougar entered into a license agreement (the “License Agreement”) with Emory University (“Emory”) for the worldwide, exclusive rights to discover, develop, have made, use, sell, have sold, offer for sale and import the products described in Emory’s intellectual property portfolio for noscapine and analogs of noscapine. The License Agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the License Agreement, Cougar paid Emory an initial license fee of $72,435 in 2004. Cougar sponsored a research project involving the licensed technology in the amount of $114,000 of which $28,688 and $85,312 were paid in 2005 and 2004, respectively. In connection with the license agreement, Cougar agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, we will be obligated to pay to Emory an annual royalty based on net sales of the product. In the event that we sublicense the licensed technology to a third party, we will be obligated to pay royalties to Emory based on a fixed rate of fees or royalties received from the sublicense.

CB-7630. Effective April 20, 2004, Cougar entered into a license agreement with BTG International, LTD. (“BTG”) for the exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, Cougar paid BTG an initial license fee of £500,000 (currently, approximately $923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 ($288,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make aggregate milestone payments of up to £9,000,000 ($16,614,000), payable upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicenses abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense.

CB-1089. Effective June 27, 2005, Cougar entered into a license agreement with LEO Pharma A/S (“LEO”) for the exclusive worldwide right to make, use, lease and sell seocalcitol. The agreement terminates upon the later of the date of the last patent contained in the licensed technology to expire or twenty years. In consideration for the rights under the LEO license agreement, Cougar paid LEO an initial license fee of $250,000 in 2005. In addition, the license agreement requires us to make aggregate milestone payments of up to $13,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, we will be obligated to pay to LEO an annual royalty based on net sales of the product. In the event that we sublicenses seocalcitol to a third party, we are obligated to pay royalties to LEO based on a fixed rate of fees or royalties received from the sublicense.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as that term is defined by SEC regulations.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

During the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

Merger with Cougar Biotechnology, Inc.

On April 3, 2006, a wholly-owned subsidiary of SRKP merged with and into Cougar Biotechnology, Inc. (“Cougar”), with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. Upon the effective time of the merger, the business of SRKP was abandoned and the business plan of Cougar was adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. On April 6, 2006, our board of directors approved a transaction pursuant to which Cougar merged with and into us, and we remained as the surviving corporation. In connection with this parent-subsidiary merger, we relinquished our prior corporate name, SRKP 4, Inc., and assumed in its place the name “Cougar Biotechnology, Inc.” The parent-subsidiary merger and name change became effective on April 6, 2006.

The Company disclosed these events in its Current Report on Form 8-K filed with the Commission on April 7, 2006, incorporating in such filing the audited financial statements of Cougar Biotechnology, Inc. for the years ended December 31, 2005 and 2004, and for the period May 14, 2003 (Cougar’s inception) to December 31, 2005. The unaudited condensed financial statements of Cougar for the three months ended March 31, 2006 and Cougar's management discussion and analysis for the three months ended March 31, 2006 are attached hereto as Exhibit 99.1, and are incorporated herein by reference.

Correction of 8-K Disclosure

On April 19, 2006, the Company erroneously disclosed in its Current Report on Form 8-K that, on April 10, 2006, David M. Tanen tendered his resignation as a member of the Company’s board of directors effective May 1, 2006. The Company received  Mr. Tanen's notice of intended resignation on April 15, 2006, not April 10, 2006 as disclosed.

Item 6. EXHIBITS

Exhibit No.                     Description

2.1	Agreement and Plan of Merger dated February 27, 2006, by and among Cougar Biotechnology, Inc., SRKP 4, Inc., and SRKP Acquisition Corp.(incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 2, 2006).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form 10SB filed on August 3, 2005)

3.2
Certificate of Merger relating to the merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 of the Company's Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.3
Certificate of Ownership relating to the merger of Cougar Biotechnology, Inc. with and into SRKP4, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.4
Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company's current report on form 8-K dated March 31, 2006 and filed by April 6, 2006).

4.1	Form of Warrant - Related to the Sale of Bridge Notes (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.2
Form of Warrant issued in relation to guaranty of credit facility and issuance of certain promissory notes  (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.3
Form of Warrant issued in relation to Bridge Notes Financing (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Financial Statements and Management Discussion and Analysis of Cougar Biotechnology, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: May 17, 2006	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer

Date: May 17, 2006	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

Index to Exhibits Filed with this Report

Exhibit No.                     Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Condensed Financial Statements of Cougar Biotechnology, Inc