Form 10QSB
period 2006-06-30
Cougar Biotechnology, Inc.
filed 2006-08-16
CIK 1335102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

(310) 943-8040
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2006 there were 4,607,105 shares of the issuer’s common stock, $.0001 par value, outstanding.

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

PART I - FINANCIAL INFORMATION:

Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$35,992,239	$1,040,864
Debt issuance costs, net		500,776
Prepaid expenses and other	479,387	164,061
Total current assets	36,471,626	1,705,701

Property and equipment, net	149,658	8,581
Deposits	160,000	160,000

Totals	$36,781,284	$1,874,282

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$469,088	$1,251,586
Accrued expenses	536,307	875,728
Borrowings under line of credit		600,000
Convertible notes payable, net of discount		3,113,324
Notes payable, net of discount		934,887
Warrant liability		856,398
Option compensation liability for non-employees		459,833
Total current liabilities	1,005,395	8,091,756

Deferred rent	35,793

Total liabilities	1,041,188	8,091,756

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; 9,486,752 shares issued and outstanding; liquidation value of $43,106,761 at June 30, 2006	38,404,331

Commitments and contingencies

Stockholders’ deficiency:
Common stock - $.0001 par value; 100,000,000 and 50,000,000 shares authorized; 4,607,105 and 3,553,021 shares issued and outstanding	460	355
Additional paid-in capital	14,318,082	5,132,020
Deficit accumulated during the development stage	(16,982,777)	(11,349,849)
Total stockholders’ deficiency	(2,664,235)	(6,217,474)

Totals	$36,781,284	$1,874,282

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					May 14, 2003
	Three Months Ended		Six Months Ended		(date of
	June 30,		June 30,		inception) to
	2006	2005	2006	2005	June 30, 2006

Operating expenses:
General and administrative	$606,158	$383,868	$2,390,753	$620,967	$6,200,206
Research and development	561,840	988,403	1,754,403	1,719,731	9,029,274
Depreciation	7,836	490	8,602	980	12,399
Totals	1,175,834	1,372,761	4,153,758	2,341,678	15,241,879

Loss from operations	(1,175,834)	(1,372,761)	(4,153,758)	(2,341,678)	(15,241,879)

Other income (expense):
Interest income	261,410	3,421	269,065	11,228	306,571
Interest expense	(781,057)		(1,012,637)		(1,311,871)
Other expense	(200,000)		(200,000)		(200,000)

Totals	(719,647)	3,421	(943,572)	11,228	(1,205,300)

Net loss	(1,895,481)	(1,369,340)	(5,097,330)	(2,330,450)	(16,447,179)

Accretion of dividends on preferred stock	(416,377)		(416,377)		(416,377)
Accretion of issuance cost on preferred stock	(119,221)		(119,221)		(119,221)

Net loss applicable to common stock	$(2,431,079)	$(1,369,340)	$(5,632,928)	$(2,330,450)	$(16,982,777)

Net loss per common share - basic and diluted	$(0.53)	$(0.39)	$(1.38)	$(0.66)

Weighted-average common shares outstanding - basic and diluted	4,607,105	3,553,021	4,080,063	3,553,020

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

Period from May 14, 2003 (date of inception) through June 30, 2006

	Common Stock Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Issuance of shares of common stock through private placement at $.4595 per share	1,632,468	$163	$749,837		$750,000

Effect of issuance of shares of common stock to an officer at $.0001 per share	288,083	29	132,346		132,375

Option compensation for non-employees			207		207

Net loss				$(378,375)	(378,375)

Balance at December 31, 2003	1,920,551	192	882,390	(378,375)	504,207

Issuance of shares of common stock through private placement at $2.60 per share	1,632,470	163	4,249,837		4,250,000

Option compensation for non-employees			14,476		14,476

Net loss				(3,160,136)	(3,160,136)

Balance at December 31, 2004	3,553,021	355	5,146,703	(3,538,511)	1,608,547

Issuance of warrants with notes payable			130,954		130,954

Issuance of warrants for debt costs			91,041		91,041

Option compensation for non-employees			403,331		403,331

Reclassification of fair value non-employees options and warrants to liabilities due to issuance of convertible notes			(640,009)		(640,009)

Net loss				(7,811,338)	(7,811,338)

Balance at December 31, 2005	3,553,021	355	5,132,020	(11,349,849)	(6,217,474)

Issuance of shares of common stock from private placement at $4.50 per share	893,656	89	3,725,063		3,725,152

Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	16	722,544		722,560

Issuance of warrants with Series A Preferred			2,160,672		2,160,672

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Option compensation for employees			710,271		710,271

Reclassification of fair value of non-employee options from liabilities due to debt conversion			1,195,927		1,195,927

Option compensation for non-employees			(8,419)		(8,419)

Reclassification of fair value of warrants from liability due to debt conversion			680,004		680,004

Accretion of dividends on preferred stock				(416,377)	(416,377)

Accretion of issuance costs on preferred stock				(119,221)	(119,221)

Net loss				(5,097,330)	(5,097,330)

Balance at June 30, 2006	4,607,105	$460	$14,318,082	$(16,982,777)	$(2,664,235)

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			May 14, 2003
			(date of
	Six Months Ended		inception) to
	June 30,		June 30,
	2006	2005	2006

Operating activities:
Net loss	$(5,097,330)	$(2,330,450)	$(16,447,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,602	980	12,399
Option compensation for non-employees	727,675	55,686	1,187,508
Option compensation for employees	710,271		710,271
Stock issued for compensation			131,625
Other non-cash compensation			48,000
Amortization of discount on notes payable	376,712		486,785
Amortization of convertible debt and
note issuance costs	662,993		752,591
Charge to interest expense for change in warrant value	(68,634)		(48,634)
Deferred rent	2,041		2,041
Stock issued for accrued interest on convertible notes	130,477		130,477
Changes in operating assets and liabilities:
Employee advance			(96,000)
Prepaid expenses and other assets	(315,326)	(28,591)	(591,387)
Accounts payable and accrued expenses	(1,121,920)	688,904	1,005,394
Net cash used in operating activities	(3,984,439)	(1,613,471)	(12,716,109)

Investing activities - purchase of furniture and fixtures	(115,928)	(4,665)	(128,306)

Financing activities:
Net proceeds from issuance of common and preferred stock	37,251,520		42,252,270
Payment of debt issuance costs	(134,778)		(510,736)
Proceeds from issuance of notes payable			1,000,000
Payment of notes payable	(50,000)		(50,000)
Proceeds from issuance of convertible notes payable	2,585,000		6,145,120
Payment on borrowings under line of credit	(600,000)
Net cash provided by financing activities	39,051,742	-	48,836,654

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net increase (decrease) in cash and cash equivalents	$34,951,375	$(1,618,136)	$35,992,239

Cash and cash equivalents, beginning of period	1,040,864	1,838,594

Cash and cash equivalents, end of period	$35,992,239	$220,458	$35,992,239

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of convertible notes converted to equity	$6,145,120	$-	$6,145,120

Carrying value of promissory notes converted to equity	$950,000	$-	$950,000

Fair value of warrants issued with notes payable	$47,497	$-	$574,485

Acquisition of leasehold improvements paid by lessor under lease obligation	$33,751	$-	$33,751

Fair value of warrants issued to placement agents	$2,400,000	$-	$2,400,000

Supplemental disclosures of cash flow information:
Interest paid	$12,588	$-	$27,390

SEE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS DESCRIPTION

Cougar Biotechnology, Inc. (the “Company”) is a development stage biopharmaceutical company based in Los Angeles, California that in-licenses novel therapeutics and develops such therapeutics for the treatment of cancer. The Company’s strategy is to license technologies that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Security and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These statements should be read in conjunction with the audited financial statements for Cougar Biotechnology, Inc. and notes thereto for the year ended December 31, 2005 included in the Company’s Current Report on Form 8-K filed April 7, 2006.

NOTE 3. MERGER WITH PUBLIC COMPANY

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into a “reverse merger” transaction whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in these unaudited condensed consolidated financial statements have been restated to retroactively reflect the conversion ratio of .38411. In consideration for their shares of the Company’s pre-merger capital stock and, in accordance with the Merger Agreement, the Company’s stockholders received an aggregate of 4,607,105 shares of SRKP common stock and 9,486,752 shares of SRKP’s newly designated Series A Preferred Stock. Upon completion of the Merger and the Redemption (as defined below), the Company’s stockholders held 100% of SRKP capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of the Company capital stock outstanding immediately prior to the Merger, which constitute, on a fully-diluted basis, the rights to acquire an aggregate of 2,327,299 shares of SRKP common stock. Subsequent to the Merger, the holders of the Company’s capital stock held the same percentage of the Company’s capital stock after effectiveness of the Merger as they held immediately prior to the Merger.

In addition, in accordance with the terms of the Merger, upon the effective time of the Merger the board of directors and officers of SRKP were replaced by the directors and officers of the Company. The business of SRKP was abandoned and the business plan of the Company was adopted. The transaction was therefore accounted for as a reverse acquisition with the Company as the acquiring party for accounting purposes and SRKP as the acquired party for accounting purpose. On April 6, 2006, the Company completed a short-form merger with SRKP, whereby the Company merged with and into SRKP, and changed its name to “Cougar Biotechnology, Inc.”

NOTE 3. MERGER WITH PUBLIC COMPANY (CONCLUDED)

As a condition to the Merger, the Company entered into an Indemnity Agreement dated April 3, 2006 with Richard A. Rappaport and Anthony C. Pintsopoulos, SRKP’s former officers and directors, pursuant to which it agreed to indemnify such persons for actions taken in their official capacities as officers and directors relating to the consideration, approval and consummation of the Merger.

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated February 27, 2006 by and among SRKP then-current stockholders, SRKP completed a redemption of an aggregate of 2,700,000 shares of common stock (the “Redemption”) from such former stockholders in consideration of an aggregate of $200,000 less the aggregate amount of fees, costs and expenses of attorneys, accountants and other service providers incurred by SRKP on or prior to the effective time of the Merger and an aggregate of $12,500 to be paid to such former stockholders on a pro rata basis in satisfaction of loans made by such individuals to SRKP. The 2,700,000 shares constituted all of the issued and outstanding shares of SRKP’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of it other assets or liabilities. The consideration in the amount of $200,000 paid to the former stockholders of SRKP was recorded as an Other Expense item and included in the Company’s net loss from operations for the three and six months ended June 30, 2006.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $5,097,330 and negative cash flows from operating activities of $3,984,439 for the six months ended June 30, 2006. The net loss from date of inception, May 14, 2003, to June 30, 2006 amounted to $16,447,179. As of June 30, 2006s the Company had approximately $36 million in cash and cash equivalents; however, it is still a development stage company that has not generated any revenues from operations. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continued operations will depend on whether it is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet its needs in the long term. Through June 30, 2006, a significant portion of the Company’s financings have been through private placements of common and preferred stock and debt financing.

The Company will continue to fund operations from cash on hand and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. There can be no assurance that such capital will be available to the Company on favorable terms or at all. Should the Company be unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its desired development. In addition, the Company could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of the Company’s equity securities, which will have a dilutive effect on the Company’s stockholders.

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss applicable to common stock by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share”. For the purpose of determining basic net loss per share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per share have not been presented because the assumed conversion of series A convertible preferred stock and the exercise of the Company’s outstanding options and warrants would have been anti-dilutive. Potentially dilutive securities excluded from the calculations amounted to 11,933,844 shares for the three and six months ended June 30, 2006, comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,259,447 shares issuable upon exercise of options and 1,187,645 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 688,590 shares for the three and six months ended June 30, 2005, comprised of 635,703 shares issuable upon exercise of options and 52,887 shares issuable upon exercise of warrants.

STOCK- BASED COMPENSATION

The Company's 2003 Stock Option Plan (the "Plan") was adopted by the Board of Directors on May 15, 2003.  Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligble for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. During the three months ended March 31, 2006, the Board of Directors and stockholders approved an increase in the number of shares reserved from 768,220 to 1,344,385.

As required, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payment" ("SFAS 123R") on January 1, 2006. SFAS 123R requires the fair value of all share-based payments of employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including stock options, in a similar manner as required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Account Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant. By electing the intrinsic value method, the Company was required to present pro forma disclosures as if it had used the provisions of SFAS 123 and had recorded the fair value of employee stock options over the vesting period.

The Company has adopted SFAS 123R using the modified-prospective method and accordingly financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of SFAS 123R's fair value method had and will continue to have a material impact on our results of operations, although it will have no impact on our cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2006 and amounts related to unvested options granted in prior periods. As SFAS 123R includes further guidance on the assumptions to be used in the stock option pricing models, we expect to have differences between the expenses the Company would have recognized under the pro forma disclosures required by SFAS 123 and the expense we will recognize under SFAS 123R. Because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock-based awards we may issue in 2006, our ability to predict the aggregate 2006 stock based compensation expense is limited.

Consequently, for the three and six months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted to employees and vested under its stock incentive plan and the unvested portion of previous stock option grants to employees which vested during 2006. The amount recognized in the financial statements related to stock-based compensation was $2,344 and $710,271 for the three and six months ended June 30, 2006, which was included in general and administrative operating expenses.

STOCK- BASED COMPENSATION (CONTINUED)

Had compensation cost for stock-based compensation been determined using the fair value method consistent with SFAS 123R, the net loss and net loss per share for the three and six months ended June 30, 2005, would have been adjusted to the following pro forma amount:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss applicable to common stock:
As reported	$(1,369,340)	$(2,330,450)
Stock-based employee compensation determined under the fair value method	(2,354)	(4,688)

Net loss applicable to common stock, pro forma	$(1,371,694)	$(2,335,138)

Basic and diluted net loss per common share:
As reported	$(0.39)	$(0.66)
Pro forma	$(0.39)	$(0.66)

In accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ deficiency or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended June 30, 2006 and 2005, the Company recognized a credit of $8,419 and expense of $28,009, respectively, relating to the granting of options to non-employees for services and such credit and expense are included in the accompanying statements of operations. During the six months ended June 30, 2006 and 2005, the Company recognized $727,675 and $55,686, respectively, of expense relating to the granting of options to non-employees for services and such expense is included in the accompanying statements of operations. Approximately $705,000 of the option expense for the six months ended June 30, 2006 represents the effect of options granted during such period, which is when the services were provided.

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at June 30, 2006 and 2005:
	2006	2005
Dividend yield	0%	0%
Expected volatility	73%	72%
Risk-free interest rate	4.8%	4.0%
Expected lives	5 years	4 years

STOCK- BASED COMPENSATION (CONTINUED)

The price volatility for the calculation of the value of the options granted to non-employees was computed by using an average historical volatility of public companies in the same industry.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123R for companies with a short period of publicly traded stock history, our estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to our Company, including: industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options” as determined by SAB 107, we used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which we will be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS 123R does not allow companies to account for option forfeitures as they occur, instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the six months ended June 30, 2006:

2006
Dividend yield	0%
Expected volatility	74.3%
Risk -free interest rate	4.9%
Expected lives	5.3 years
Expected forfeiture rate	0%

Through June 30, 2006 only executive level employees have been granted stock options. These employees tend to have a long-term commitment to the Company with negligible turnover, thus a forfeiture rate of 0% was determined.

Activity with respect to the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2003	38,411	$0.39
Granted in the year-ended December 31, 2004	597,292	1.12
Outstanding at December 31, 2004 and December 31, 2005	635,703	1.07
Granted in six months ended June 30, 2006	659,714	4.57
Outstanding at June 30, 2006	1,295,417	$2.85	8.7	$2,134,317
Exercisable at June 30, 2006	924,553	$2.92	8.8	$1,458,772

At June 30, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $418,289, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2006 was $4.50 and $4.57 per share, respectively.

NOTE 6. PRIVATE PLACEMENT OFFERING

On April 3, 2006, immediately prior to the reverse acquisition of SRKP, the Company completed a private placement offering of 8,803,332 units at a price per unit of $4.50, each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock, in consideration of gross proceeds of $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Preferred Stock and 880,335 shares of its common stock to investors in the offering. Cowen & Co. and Paramount BioCapital, Inc. (“Paramount”) of which Lindsay A. Rosenwald, M.D., a director and stockholder of the Company, serves as Chairman and Chief Executive Officer, each of whom are registered with the NASD as broker-dealers, acted as placement agents in the offering. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,167 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants was determined using the Black-Scholes option pricing model was approximately $2,400,000. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not provide for cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company also provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Total net proceeds of $31,366,696 from the private placement was allocated to the series A redeemable convertible preferred stock including an allocation of $2,160,672 for the value of the warrants using the fair value method. Reimbursable expenses associated with the placement were approximately $76,000.

NOTE 7. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the private placement closed on April 3, 2006 (see Note 6) and debt conversion on April 3, 2006 (see Note 10), the Company issued 9,486,752 shares of Series A Redeemable Convertible Preferred Stock (“Series A”), the terms of which are set forth in a Certificate of Designation for the Series A filed with the Secretary of State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A have a stated value of $4.50 per share. Commencing on the date of issue, the holders of the Series A are entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at the rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Among other rights, in the event of a liquidation, dissolution or winding up of the Company, holders of Series A are entitled to receive an amount equal to the greater of the stated value plus an amount equal to all accrued and unpaid dividends and the amount such holders would have been entitled to receive upon such liquidation event had the Series A been converted immediately prior to such liquidation event. The Series A can be converted at the option of the stockholder in whole or in part into shares of common stock at an initial conversion price per share of common stock of $4.50 at any time. Cumulative Series A dividends as of June 30, 2006 were $416,377 or $0.04 per share.

Each share of Series A automatically converts into shares of common stock in the event that the closing price of the Company’s common stock exceeds 200% of the conversion price for twenty consecutive trading days. At any time after the tenth anniversary of the original issue date, the holders of a majority of the Series A then outstanding may demand that the Company redeem all of the remaining outstanding shares of Series A for a cash amount equal to the stated value, plus all accrued and unpaid dividends. Payment shall be made by the Company quarterly over the three following such mandatory redemption date. The Company does not have an option to redeem such outstanding shares.

Pursuant to Rule 5-02-28 of Regulation S-X, the mandatory redemption feature of the Series A requires that it be presented in the balance sheet outside of permanent equity, as redemption is outside the control of the Company. Accordingly, the Company has recorded the Series A Preferred Stock outside of permanent equity at its fair value at date of issue and has adjusted its carrying value for accreted dividends and issuance cost. The issuance cost is amortized over the period between the issuance date and the redemption date, using the interest method.

NOTE 8. CONVERTIBLE NOTES

On January 24, 2006, the Company completed the second and final closing relating to the issuance and sale of 5% convertible promissory notes (the “Bridge Notes”) with issuance of Bridge Notes in the aggregate principal amount of $2,585,000. Fees of $134,778 were paid in cash and 31,244 warrants were issued to Paramount , of which Lindsay A. Rosenwald, M.D., a director and stockholder of the Company, serves as Chairman and Chief Executive Officer. The Bridge Notes and all unpaid interest were due on January 24, 2007. Interest was accrued at an annual rate of 5% and was originally payable upon the maturity of the Bridge Notes. The notes were converted to equity on April 3, 2006 (see Note 10). In addition to the Bridge Notes, the investors received five-year warrants initially exercisable at $8.28 per share (subject to adjustments for stock splits, recapitalizations and similar events), for a number of shares of Company common stock equal to 20% of the principal amount of the Bridge Notes purchased divided by $8.28 (see Note 9). The number of shares issuable would have been 40% of the principal amount of the Bridge Notes purchased divided by $8.28 if the qualified equity placement (see Note 6) had not been completed within 90 days of the Bridge Note and warrant final closing in January 2006. Within 90 days of the Bridge Note and warrant closing in January 2006, the Company completed a qualified equity placement (see Note 6). Accordingly, the warrant coverage for the November 2005 and the January 2006 warrant issuances were adjusted from 40% coverage to 20% coverage. Warrants issued with the Bridge Notes were valued at $178,275, which was recorded as debt discount. The warrant issued to the placement agent was valued at $89,137 using the Black-Scholes option pricing model which was recorded as debt issuance cost. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model to determine the fair value. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at the option of the Company if the Company’s common stock is traded on the OTCBB, Nasdaq or a national securities exchange and the common stock has had an average closing price per share over a period of thirty consecutive calendar days equal to or greater than the exercise price of the warrants, as adjusted, which is initially $8.28. The warrants do not provide for cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company also provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants.

NOTE 9. WARRANTS ISSUED WITH DEBT INSTRUMENTS

In November 2005 and January 2006, the Company issued Bridge Notes and warrants as discussed in Note 8 to the audited financial statements in the Form 8-K filed April 7, 2006 and Note 8 above. Since the conversion of the Bridge Notes could result in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company was prohibited from concluding that the Company had sufficient authorized and un-issued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date the convertible notes were issued, the Company recorded the related fair value of the warrants to current liabilities. Further, on that date, the fair value of the non-employee options were reclassified from additional paid-in capital in equity to current liabilities.

For warrants and convertible notes payable issued in January 2006, the Company accounted for the value of the warrants arising from the issuance of debt instruments pursuant to EITF 00-19, by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible notes to stock on April 3, 2006 (see Note 10), the Company no longer had equity instruments that could result in a conversion into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-capital in the balance sheet.

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the money at the commitment date pursuant to the consensus of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants included in the exchange based on the fair values of the warrants and the debt instruments as explained above. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital or liabilities and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

NOTE 10. DEBT CONVERSION AND PAY-OFF

Additionally, in conjunction with the offering described in Note 6, the Company converted the aggregate principal balance totaling $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, of the Bridge Notes into 1,384,162 units under the same terms as provided in the offering. Accordingly, the Company issued an additional 1,245,746 shares of Series A Preferred and 138,416 shares of common stock to the holders of the Company’s Bridge Notes.

Under the same conditions of the offering the Company also issued 133,217 units to a director of the Company for a cash payment of approximately $600,000, and converted an aggregate of $950,000 of notes payable, together with accrued and unpaid interest of approximately $41,000 thereon, issued to five individuals, one of whom is a director of the Company. Accordingly, the Company issued an additional 318,008 shares of Series A Preferred and 35,334 shares of common stock to these individuals.

The Company also used a portion of the proceeds from the offering to fully pay off the line of credit balance of $600,000 plus interest.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since the inception of Cougar Biotechnology, Inc. (“Cougar”) in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011. Currently, a large portion of the development expenses have related to our lead product candidate, CB-7630. As we proceed with the clinical development of CB-7630 and as we further develop CB-3304 and CB-1089, our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

On April 3, 2006, SRKP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SRKP 4, Inc., a Delaware corporation (“SRKP”), merged with and into Cougar (the “Merger”), with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. Cougar stockholders received, in exchange for all of the outstanding shares of capital stock in Cougar, shares of capital stock of SRKP representing 100% of the outstanding capital stock of SRKP, on a fully-diluted basis, after giving effect to the Merger and a redemption, completed contemporaneous, with the closing of the Merger, of all shares of SRKP capital stock held by SRKP’s former stockholders immediately prior to the Merger. In addition, at the time of effectiveness of the Merger, the board of directors of SRKP was reconstituted, such that the directors of SRKP immediately prior to the Merger resigned and were replaced by the directors of Cougar immediately prior to the Merger. Further, upon the effective time of the Merger, the business of SRKP was abandoned and the business plan of Cougar was adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Cougar, unless otherwise indicated.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development cost as they are incurred.

General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Compensation expense for options granted to employees and directors (excluding directors who are also scientific advisory board member or consultants) represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. We account for stock-based employee compensation arrangements in accordance with the provisions of and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. We expect to record additional non-cash compensation expense in the future, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2006, except for the adoption of SFAS 123(R) as discussed below.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related to interpretations, and the disclosure-only provisions of SFAS 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized as of June 30, 2006 include: a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123 and b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified-prospective-transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Results of Operations

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

General and administrative expenses: For the six months ended June 30, 2006, general and administrative expenses were approximately $2,391,000 compared to $621,000 for the six months ended June 30, 2005. This increase of approximately $1,770,000 is primarily attributable to increases in; compensation of approximately $613,500, consulting fees of approximately $698,200, audit fees of approximately $167,900, legal fees of approximately $115,200, rent expense of approximately $58,900, increased insurance expense of approximately $28,000, travel expense of approximately $21,000 and employer’s contribution to the 401(K) plan. The increase in compensation resulted primarily from the implementation of SFAS 123R representing $710,000 in increased compensation. Partially offsetting this increase was a decrease in management bonus expense of approximately $89,000 resulting from no product licensing agreement signed in the first six months of 2006 compare to one licensing agreement signed in the same period in 2005 and a reduction of management performance bonus of $14,000. The increase in consulting fees was due to stock-based compensation for service rendered in the six months ended June 30, 2006. The increase in audit fees was a result of expediting the year-end audit, and review of SEC filing related to our equity placement and the reverse merger noted above. The increased legal fees are associated with work on the reverse merger with SRKP 4, Inc. and review of SEC filings. In April 2006, we moved our corporate offices to our current location and are currently leasing approximately 7,300 square feet of office space resulting in additional rent expense of $58,900. The increase in insurance cost reflects the increased insurance requirements of being a public company. The increase in travel cost was associated with investor relations and reverse acquisition of SRKP. The Company implemented a 401k savings plan in the fourth quarter of 2005 and thus there were no cost during the first six months of 2005.

Research and development expenses: For the six months ended June 30, 2006, research and development expenses were approximately $1,754,000 compared to $1,720,000 for the six months ended June 30, 2005, representing an increase of approximately $34,000. Manufacturing expenses for this period in 2006 were approximately $462,000 higher than the same period in 2005 due to increased drug manufacturing costs necessary to support our clinical trials. Costs associated with preclinical studies during the first six months of 2006 were approximately $285,000 lower than during the same period in 2005 due to a decrease in preclinical toxicology and other non-clinical programs. Clinical expenses in the first six months of 2006 were approximately $324,000 higher than in the first six months of 2005 due to an increase in Company sponsored clinical trials in 2006 compared to 2005. Licensing fees decreased approximately $250,000 in 2006 as we have not licensed any new products compared to the licensing of one product candidate during the same period last year. We also experienced a decrease in licensing fee maintenance cost of approximately $21,000 due to favorable exchange rates. Contract regulatory affairs/quality assurance cost were approximately $151,000 less then we experience in the first six months of 2005 as we required heavy contract regulatory affairs/quality assurance assistance in preparing IND submissions in early 2005 along with major assistance in writing protocols for product testing and for our clinical trials. Use of outside consultants decreased by approximately $29,000 compared to the same period last year.

Interest income: For the six months ended June 30, 2006 we recognized approximately $269,000 in interest income compared to approximately $11,000 of interest income for the same period last year. The increase is attributed to the proceeds of private placement being placed in an asset management account.

Interest expense: For the six months ended June 30, 2006 interest expense was approximately $1,013,000. No such expense was present for the same period last year. The interest expense includes a non-cash charge for amortization of note discounts of approximately $308,000, a non-cash charge for amortization of debt and note issuance cost of approximately $612,000 and accrued interest on the notes of approximately $80,000, and interest on the credit facility of approximately $13,000.

Other expense: Contemporaneously with the closing of the Merger, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate of $200,000. This transaction was recorded as a capital transaction in substance, rather than a business combination resulting in an other expense charge of $200,000.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

General and administrative expense: General and administrative expenses for the three months ended June 30, 2006, were approximately $606,000 compared to $384,000 for the same period in 2005 representing an increase of approximately $222,000. Accounting and legal fees increased approximately $101,000 and $61,000, respectively, compared to the same quarter in 2005. This increase in expenses resulted from our reverse acquisition of SRKP and the required SEC filings associated with being a public reporting company. We also experienced an increase in insurance requirements of approximately $29,000, mainly for Directors and Officers insurance, this quarter as a result of becoming a public reporting company. Rent expense for the quarter increased approximately $53,000 compared for the same period last year resulting from the move into our new location containing approximately 7,300 square feet. Expenses for supplies increased by $28,000 from the same period last year to support our continued growth. Travel cost increased by approximately $19,200 as a result of increased travel associated with investor relations. Our regulatory fees increased by approximately $13,100 compared to the same period last year due the required filing associated with the merger. Our contribution to the 401k saving plan was approximately $10,000 for the quarter. We had no such expense for the same period last year. We did not execute any licensing agreements this quarter compared to one in the second quarter of 2005 representing a decrease in bonus expenses of $75,000. Management performance bonus expense was $14,000 less than during the same period in 2005.

Research and development expenses: For the three months ended June 30, 2006, research and development expenses were approximately $562,000 compared to $988,000 for the three months ended June 30, 2005, representing a decrease of approximately $426,000. Major decreases in expenditures for pre-clinical expense of $137,000, manufacturing expenditures of $119,000, regulatory affairs/quality assurance support of $121,000, licensing fees of $250,000, and management bonus expense of $60,000 were noted compared to the quarter ending June 30, 2005. The decrease in pre-clinical expenses reflects the decrease in non-clinical studies during 2006 compared to 2005. The decrease in manufacturing and regulatory affairs/quality assurance cost for the three months ended June 30, 2006 reflects reduced manufacturing and regulatory affairs/quality assurance requirement compared to the same period in 2006. Licensing fees decreased $250,000 in 2006 as we have not licensed any new products compared to the licensing of one product candidate during the same period last year. The decrease in management bonus reflects the actual bonus approved and paid in 2006 compared to the amount accrued in the same period for 2005. For the three months ended June 30, 2006 our clinical expense increased approximately $225,000 due to the expenses associated with our Company sponsored clinical trials. Scientific Advisory Board fees for the quarter ended June 30, 2006 were approximately $32,000 greater than during the same period last year as no meetings were held during the second quarter of 2005 compared to one meeting held this quarter.

Interest income: For the three months ended June 30, 2006 we recognized approximately $261,000 in interest income compared to approximately $3,000 of interest income for the same period last year. The increase is attributed to the proceeds from the private placement.

Interest expense: For the three months ended June 30, 2006 interest expense was approximately $781,000. No such expense was present for the same period last year. The interest expense includes a non-cash charge for amortization of note discounts of approximately $333,000, and a non-cash charge for amortization of debt and note issuance cost of approximately $447,000.

Other expense: Contemporaneously with the closing of the Merger, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate of $200,000. This transaction was recorded as a capital transaction in substance, rather than a business combination resulting in an other expense charge of $200,000.

Liquidity and Capital Resources

We reported a net loss of $5,097,330 and negative cash flows from operating activities of $3,984,439 for the six months ended June 30, 2006. The net loss from date of inception, May 14, 2003, to June 30, 2006 amounted to $16,447,179.

We have financed our operations since inception primarily through equity and debt financing. During the six months ended June 30, 2006, we had a net increase in cash and cash equivalents of $34,951,375. This increase resulted primarily from net cash provided by financing activities of $39,051,742, substantially all of which was derived from our private placement which netted us cash of $37,251,520. The increase in cash provided by financing activities was reduced by net cash used in operating activities of $3,984,439 and net cash used in investing activities of $115,928 for the six months ended June 30, 2006. The net cash used in operating activities includes a net loss $5,097,330 adjusted for non-cash items of approximately $2,550,000, a reduction in accounts payable of approximately $1,122,000, and an increase is prepaid expenses of approximately $315,000.  The major non-cash items were; stock option compensation for non-employees of $728,000, employee stock option compensation of $710,000, write-off of note issuance cost of $663,000, and write-off of note discounts of $377,000. Prior to the equity placement our vendors had granted us extended terms pending the closing of the equity. Upon the closing of the equity placement we reduced our accounts payable to 45 days and paid accrued management bonuses payable upon completion of the placement. The increase in prepaid expenses is due to the purchase of directors and officers insurance and general liability insurance which will be amortized over 12 months. We also recorded prepaid expenses for advance payments related to our clinical trials and manufacture of product for clinical trials. The net cash used in investing activities was due to the move into our new office location and the addition of personnel necessitated the purchase of additional furniture, a phone system and a computer network for approximately $116,000.

Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through June 30, 2006, a significant portion of our financing has been through private placements of common stock and debt financing.

We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition, we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Financings

On July 15, 2005, we entered into a credit facility with a commercial bank that allows for borrowing under a line of credit of up to $1,000,000. The credit facility was guaranteed by Dr. Lindsay A. Rosenwald, a stockholder and member of our Board of Directors. In return for such guaranty, we granted Dr. Rosenwald warrants to purchase a number of shares of Cougar common stock based on amount of the credit facility used by us. Prior to terminating the credit facility in 2006, we utilized up to $600,000 of the credit facility, and issued Dr. Rosenwald a five-year warrant to purchase 31,732 shares of the Company’s common stock at an exercise price of $8.28 per share in consideration of the guaranty. The credit facility was paid in full upon closing of the private equity placement on April 3, 2006.

On June 30, 2005, we issued unsecured promissory notes to six individuals, including a member of our Board of Directors, in the aggregate amount of $1,000,000 in consideration for aggregate proceeds to us of $1,000,000. In addition to the promissory notes, we issued the six individuals five-year warrants to purchase an aggregate of 52,888 shares of Cougar common stock at an exercise price of $8.28 per share.

In two closings on November 23, 2005 and January 24, 2006, we sold an aggregate of $6,145,120 in aggregate principal amount of 5% senior convertible notes (the “Bridge Notes”) to certain institutional and individual accredited investors in a private placement transaction (the “Bridge Offering”). The bridge note holders received five year warrants to purchase an aggregate of 148,460 shares of theour common stock at a price per share of $8.28. These warrants were valued at $455,958 using the Black-Scholes option pricing model and recorded as debt discount. Additionally, we issued warrants to purchase an aggregate of 74,227 shares of common stock at an exercise price per share of $8.28 to our placement agents, and paid commissions and other offering-related expenses aggregating approximately $326,000. The principal balance of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, was automatically converted into units of the Company’s securities on April 3, 2006 each unit consisting of 0.9 shares of Series A Convertible Preferred Stock and 0.1 share of our Common Stock, at a price per unit of $4.50, pursuant to the terms of the Offering. Accordingly, the holders of the Bridge Notes received an aggregate of 360,356 shares of the our common stock and 3,243,217 shares of the our Series A Redeemable Convertible Preferred Stock upon conversion. The holders of the Bridge Securities are entitled to piggy-back registration rights with respect to the shares of common stock issued or issuable upon conversion of such securities.

On April 3, 2006, immediately prior to the closing of the Merger, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Additionally, on terms similar to that in the offering, we sold 35,334 shares of common stock and 318,008 shares of preferred stock in consideration of cash in the amount of approximately $600,000 and the cancellation of certain of our note obligations in the aggregate amount of $990,000, including principal and interest. Each share of preferred stock, designated as Series A Redeemable Convertible Preferred Stock, is convertible, in whole or in part, at the option of the holder at any into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. At our election, we may require each holder to convert its outstanding shares of preferred stock into shares of our common stock if the price per share of common stock trades at or above 200% of the initial purchase price of $4.50 for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $12.8 million. We will need approximately $2.7 million for general administrative expenses for 2006.

However, the actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

•	The progress of our research activities;

•	the number and scope of our research programs;

•	the progress of our pre-clinical and clinical development activities;

•	the progress of the development efforts of parties with whom we have entered into research and development agreements;

•	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

•	the cost involved in prosecuting and enforcing patent claims and other intellectual property rights; and

•	the cost and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner then planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy, including the clinical development of our three product candidates. We also intend to expand our drug candidate portfolio by acquiring additional drugs for development. We expect our principal expenditures during the next 12 months to include:

•	Operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States and Europe for our three products.

As part of our planned expansion, we anticipate hiring up to 7 additional full-time employees devoted to research and development activities and up to 6 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next twelve months we expect to spend approximately $12.8 million on clinical development and research and development activities and expend approximately $3.6 million on general and administrative expenses.

Research and Development Projects

CB-7630. In April 2004, we exclusively licensed the worldwide rights to CB-7630 (abiraterone acetate) from BTG plc. CB-7630 is an orally active targeted inhibitor of the steroidal enzyme 17α-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In preclinical studies, CB-7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes that is believed to stimulate the growth of prostrate cancer cells.

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

In December 2005, we initiated a Phase I/II trial of CB-7630 for the treatment of advanced prostate cancer. The Phase I/II trial is being conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase I/II study is an open label, dose escalating study to evaluate the safety and efficacy of CB-7630 administered daily to patients with chemotherapy-naïve hormone refractory prostate cancer (HRPC) with a rising PSA (prostate specific antigen) despite hormonal therapy.

Through June 2006, we have incurred approximately $7,500,700 of cost related to the development of CB-7630. Currently, we anticipate that we will need to expend approximately an additional $3,900,000 to $4,400,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-7630. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-7630, if ever.

CB-3304. In March 2004, we exclusively licensed the worldwide rights to CB-3304 (noscapine), an orally active alkaloid derived from opium. Preclinical studies have demonstrated that CB-3304 has anti-tumor activity and acts as an inhibitor of microtubule dynamics. Therefore, we believe that CB-3304 has potential applications in the treatment of a number of different tumor types where tubulin binding agents are known to have activity. These tumor types include, but are not limited to, non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer.

In December 2005, we announced positive interim data from an ongoing investigator sponsored Phase I trial of CB-3304 in patients with relapsed or refractory non-Hodgkin’s lymphoma. The trial is an open label dose escalating study, being conducted at the University of Southern California Norris Comprehensive Cancer Center, where cohorts of patients with relapsed/refractory non-Hodgkin’s lymphoma (NHL) or chronic lymphocytic leukemia (CLL/SLL) were treated at one of three different dose levels involving total daily doses of 1 g, 2 g, and 3 g per day. At each dose level, noscapine was administered orally on a three times a day schedule for 49 days. In the trial, responses for NHL patients were evaluated using the International Working Group Response Criteria for NHL and responses for CLL patients were evaluated using the NCI Working Group criteria. For both NHL and CLL patients, toxicity was graded according to the NCI common toxicity criteria (CTC).

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

In December 2005, we also announced results from preclinical experiments that we believe demonstrate the effectiveness of CB-3304 for the treatment of NHL and multiple myeloma and that warrant our continued development of the drug in hematological malignancies. The preclinical studies demonstrate that CB-3304 exhibits potent antitumor activity against NHL and myeloma in vitro, as well as in vivo in xenograft models. More specifically, the in vitro studies demonstrated that following exposure to CB-3304, the OPM2 (multiple myeloma), H9 (T cell lymphoma) and RL (B cell lymphoma) tumor cell lines exhibited an IC50 of approximately 30 nM, 700 nM, and 500 nM for the OPM2, H9 and RL lines, respectively. Treatment with noscapine resulted in the induction of apoptosis in each of the cell lines tested. Additionally, in vivo studies demonstrated that in xenograft models, daily administration of noscapine resulted in tumor growth delays of between 30-80% of the control tumor volumes.

Through June 2006, we have incurred approximately $855,600 of cost related to the development of CB-3304. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $2,600,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-3304, if ever.

CB-1089. In June 2005, we exclusively licensed the worldwide rights to CB-1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients that received the combination of calcitriol plus chemotherapy had an improvement in their survival over the patients that received chemotherapy plus placebo without an increase in the toxicity of the chemotherapy. Preclinical studies in prostate cancer have shown that CB-1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostrate cancer as opposed to calcitriol.

Through June 2006, we have incurred approximately $393,000 of cost related to the development of CB-1089. Currently, we anticipate that we will need to expend approximately an additional $1,900,000 to $2,400,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-1089. Should we choose to continued development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-1089, if ever.

License Agreement Obligations

CB-3304. On February 23, 2004, we entered into a license agreement with Emory University (“Emory”) for the worldwide, exclusive rights to discover, develop, have made, use, sell, have sold, offer for sale and import the products described in Emory’s intellectual property portfolio for noscapine and analogs of noscapine. The license agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the license agreement, we paid Emory an initial license fee of $72,435 in 2004. We sponsored a research project involving the licensed technology in the amount of $114,000 of which $28,688 and $85,312 were paid in 2005 and 2004, respectively. In connection with the license agreement, we have agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, we will be obligated to pay to Emory an annual royalty based on net sales of the product. In the event that we sublicense the licensed technology to a third party, we will be obligated to pay royalties to Emory based on a fixed rate of fees or royalties received from the sublicense.

CB-7630. Effective April 20, 2004, we entered into a license agreement with BTG International, LTD. for the exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, we paid BTG an initial license fee of £500,000 (currently, approximately $923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 ($288,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make aggregate milestone payments of up to £9,000,000 ($16,614,000), payable upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicenses abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense.

CB-1089. Effective June 27, 2005, we entered into a license agreement with LEO Pharma A/S for the exclusive worldwide right to make, use, lease and sell seocalcitol. The agreement terminates upon the later of the date of the last patent contained in the licensed technology to expire or twenty years. In consideration for the rights under the LEO license agreement, we paid LEO an initial license fee of $250,000 in 2005. In addition, the license agreement requires us to make aggregate milestone payments of up to $13,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, we will be obligated to pay to LEO an annual royalty based on net sales of the product. In the event that we sublicenses seocalcitol to a third party, we are obligated to pay royalties to LEO based on a fixed rate of fees or royalties received from the sublicense.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and vice president, finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). During the second quarter of 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to such evaluation. Based upon that evaluation, however, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures as of that date were not effective because of the material weakness in internal control over financial reporting described below. We are taking steps to address such material weakness described below. With the exception of such weakness, however, our Chief Executive Officer and Vice President, Finance believe that our current disclosure controls and procedures are adequate to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act is recorded, processed, summarized and reported on an accurate and timely basis.

As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the preparation of this Form 10-QSB for the three and six months ended June 30, 2006, as part of its review of this report, our independent registered public accounting firm identified several significant deficiencies relating to the financial statements relating to our quarter ended June 30, 2006 and the notes related thereto that, when taken together, constitute a material weakness in our ability to account for and report certain transactions in accordance with generally accepted accounting principles. Our independent registered public accounting firm advised our management and our audit committee of our board of directors that it believes such matters constitute a material weakness in our internal controls.

Since this material weakness was identified by our independent registered accounting firm in connection with its review of this Form 10-QSB, the transactions subject to these issues are correctly reflected in the financial statements included in this Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the selection and application of accounting principles in order to prevent the recurrence of the circumstances that resulted in the material weaknesses identified in connection with the review of this Form 10-QSB. In addition, we intend to engage a consultant to advise us on various accounting matters and to assist us in preparing our financial statements on Exchange Act reports, increase our emphasis on accounting education for our accounting personnel and increase our emphasis on reviewing applicable accounting literature. We have also hired another employee with an accounting background to assist our accounting and reporting functions. We believe such enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our internal control objectives will be met.

During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated February 27, 2006 by and among Cougar Biotechnology, Inc., SRKP 4, Inc. and SRKP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2006).

3.1
Certificate of Merger filed on April 3, 2006 relating to merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

3.2
Certificate of Ownership filed on April 6, 2006 relating to merger of Cougar Biotechnology, Inc. with and into SRKP 4, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

4.1	Form of Warrant dated June 30, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 filed on May 3, 2006 (SEC File No. 333-133779)).

4.2	Schedule identifying holders of warrants issued to certain lenders in consideration of loans to Cougar Biotechnology, Inc., in the Form or Warrant incorporated by reference as Exhibit 4.1 to this Report.

4.3	Form of Warrant issued to placement agents in connection with Cougar Biotechnology, Inc.’s private placement completed April 3, 2006.

10.1
Redemption Agreement dated February 27, 2006 by and among SRKP 4, Inc. and Richard A. Rappaport, Anthony C. Pintsopoulos, Debbie Schwartzberg, Thomas Poletti and Glenn Krinsky (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2006).

10.2
Indemnity Agreement dated April 3, 2006 by and among SRKP 4, Inc., Cougar Biotechnology, Inc., Richard A. Rappaport and Anthony C. Pintsopoulos (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2006).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: August 16, 2006	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer

Date: August 16, 2006	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

Index to Exhibits Filed with this Report

Exhibit No.	Description

4.2	Schedule identifying holders of warrants issued to certain lenders in consideration of loans to Cougar Biotechnology, Inc., in the Form or Warrant incorporated by reference as Exhibit 4.1 to this Report.

4.3	Form of Warrant issued to placement agents in connection with Cougar Biotechnology, Inc.’s private placement completed April 3, 2006.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.