Form 10QSB
period 2006-09-30
Cougar Biotechnology, Inc.
filed 2006-11-14
CIK 1335102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of November 2, 2006 there were 4,607,105 shares of the issuer’s common stock, $.0001 par value, outstanding.

Traditional Small Business Disclosure Format (check one): Yes ☐ No ☒

 Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. Words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions are used to identify forward-looking statements. A number of important factors could, individually or in the aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our product and product candidates, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Current Report on Form 8-K filed on April 7, 2006.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$34,179,355	$1,040,864
Debt issuance costs, net	-	47,500
Prepaid expenses and other assets	961,885	164,061
Total current assets	35,141,240	1,252,425

Property and equipment, net	155,306	8,581
Debt issuance costs, net	-	453,276
Deposits	160,000	160,000
Totals	$35,456,546	$1,874,282

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,370,727	$1,251,586
Accrued expenses	838,839	875,728
Borrowings under line of credit	-	600,000
Convertible notes payable, net of discount	-	3,113,324
Notes payable, net of discount	-	934,887
Warrant liability	-	856,398
Option compensation liability for non-employees	-	459,833
Total current liabilities	2,209,566	8,091,756

Deferred rent	37,508	-

Total liabilities	2,247,074	8,091,756

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; 9,486,752 shares issued and outstanding; liquidation value of $43,570,882 at September 30, 2006	38,954,520	-

Commitments and contingencies	-	-

Stockholders’ deficiency:
Common stock - $.0001 par value; 100,000,000 shares authorized; 4,607,105 shares issued and outstanding at September 30, 2006 and 3,553,021 shares issued and outstanding at December 31, 2005	460	355
Additional paid-in capital	13,338,194	5,132,020
Deficit accumulated during the development stage	(19,083,702)	(11,349,849)
Total stockholders’ deficiency	(5,745,048)	(6,217,474)
Totals	$35,456,546	$1,874,282

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					May 14, 2003
	Three Months Ended		Nine Months Ended		(date of
	September 30,		September 30,		inception) to
	2006	2005	2006	2005	September 30, 2006

Operating expenses:
General and administrative	$733,796	$311,536	$3,124,549	$932,503	$6,934,002
Research and development	2,322,523	2,348,694	4,076,926	4,068,425	11,351,797
Depreciation	10,409	490	19,011	1,470	22,808
Totals	3,066,728	2,660,720	7,220,486	5,002,398	18,308,607

Loss from operations	(3,066,728)	(2,660,720)	(7,220,486)	(5,002,398)	(18,308,607)

Other income (expenses):
Interest income	430,228	1,130	699,294	12,358	736,800
Interest expense	(24)	(48,414)	(1,012,661)	(48,414)	(1,311,895)
Other expense	-	-	(200,000)	-	(200,000)

Totals	430,204	(47,284)	(513,367)	(36,056)	(775,095)

Net loss	(2,636,524)	(2,708,004)	(7,733,853)	(5,038,454)	(19,083,702)

Accretion of dividends on preferred stock	(426,468)	-	(842,845)	-	(842,845)
Accretion of issuance costs on preferred stock	(123,722)	-	(242,943)	-	(242,943)
Net loss applicable to common stock	$(3,186,714)	$(2,708,004)	$(8,819,641)	$(5,038,454)	$(20,169,490)

Net loss per common share - basic and diluted	$(0.69)	$(0.76)	$(2.07)	$(1.42)
Weighted-average common shares outstanding - basic and diluted	4,607,105	3,553,021	4,256,095	3,553,021

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

Period from May 14, 2003 (date of inception) through September 30, 2006

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares of common stock through private placement at $.4595 per share	1,632,468	$163	$749,837	$-	$750,000

Effect of issuance of shares of common stock to an officer at $.0026 per share	288,083	29	132,346	-	132,375

Option compensation for non-employees	-	-	207	-	207

Net loss	-	-		(378,375)	(378,375)

Balance at December 31, 2003	1,920,551	192	882,390	(378,375)	504,207

Issuance of shares of common stock through private placement at $2.60 per share	1,632,470	163	4,249,837	-	4,250,000

Option compensation for non-employees	-	-	14,476	-	14,476

Net loss				(3,160,136)	(3,160,136)

Balance at December 31, 2004	3,553,021	355	5,146,703	(3,538,511)	1,608,547

Issuance of warrants with notes payable	-	-	130,954	-	130,954

Issuance of warrants for debt costs	-	-	91,041	-	91,041

Option compensation for non-employees	-	-	403,331	-	403,331

Reclassification of fair value of non-employee options and warrants to liabilities due to issuance of convertible notes	-	-	(640,009)	-	(640,009)

Net loss	-	-	-	(7,811,338)	(7,811,338)

Balance at December 31, 2005	3,553,021	355	5,132,020	(11,349,849)	(6,217,474)

Issuance of shares of common stock through private placement at $4.50 per share	893,656	89	3,725,063	-	3,725,152

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONCLUDED)
(Unaudited)

Period from May 14, 2003 (date of inception) through September 30, 2006

				Deficit
				Accumulated
	Common		Additional	During the
	Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	16	722,544	-	722,560

Issuance of warrants with Series A Preferred	-	-	2,160,672	-	2,160,672

Option compensation for employees	-	-	744,799	-	744,799

Reclassification of fair value of non-employee options from liabilities due to debt conversion	-	-	1,195,927	-	1,195,927

Option compensation for non-employees	-	-	62,953	-	62,953

Reclassification of fair value of warrants from liability due to debt conversion	-	-	680,004	-	680,004

Accretion of dividends on preferred stock	-	-	(842,845)	-	(842,845)

Accretion of issuance costs on preferred stock	-	-	(242,943)	-	(242,943)

Net loss	-	-	-	(7,733,853)	(7,733,853)

Balance at September 30, 2006	4,607,105	$460	$13,338,194	$(19,083,702)	$(5,745,048)

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
			May 14, 2003
			(date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2006	2005	2006

Operating activities:
Net loss	$(7,733,853)	$(5,038,454)	$(19,083,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,011	1,469	22,808
Option compensation for non-employees	799,048	83,350	1,258,881
Option compensation for employees	744,799	-	744,799
Stock issued for compensation	-	-	131,625
Other non-cash compensation	-	-	48,000
Amortization of discount on notes payable	376,712	33,102	486,785
Amortization of debt issuance costs	612,993	-	752,591
Charge to interest expense for change in warrant value	(68,634)	-	(48,634)
Amortization of deferred rent	3,753	-	3,753
Changes in operating assets and liabilities:
Employee advance	-	-	(96,000)
Prepaid expenses and other assets	(747,824)	(105,539)	(1,073,885)
Accounts payable and accrued expenses	212,729	2,179,746	2,340,043
Net cash used in operating activities	(5,781,266)	(2,846,326)	(14,512,936)

Investing activities - purchase of furniture and fixtures	(131,985)	(4,664)	(144,363)

Financing activities:
Net proceeds from issuance of common and preferred stock	37,251,520	-	42,252,270
Payment of debt issuance costs	(134,778)	-	(510,736)
Proceeds from issuance of notes payable	-	1,000,000	1,000,000
Payment of notes payable	(50,000)	-	(50,000)
Proceeds from issuance of convertible notes payable	2,585,000	-	6,145,120
Borrowings (payments) under line of credit	(600,000)	500,000	-
Net cash provided by financing activities	39,051,742	1,500,000	48,836,654
Net increase (decrease) in cash and cash equivalents	33,138,491	(1,350,990)	34,179,355

Cash and cash equivalents, beginning of period	1,040,864	1,838,594	-

Cash and cash equivalents, end of period	$34,179,355	$487,604	$34,179,355

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
(Unaudited)
			Period from
			May 14, 2003
			(date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2006	2005	2006

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of convertible notes converted to equity	$6,145,120	$-	$6,145,120

Carrying value of promissory notes converted to equity	$950,000	$-	$950,000

Fair value of warrants issued with notes payable	$47,497	$130,954	$574,485

Accrued interest on convertible and other notes converted to equity	$130,477	$-	$130,477

Acquisition of leasehold improvements paid by lessor under lease obligation	$33,751	$-	$33,751

Fair value of warrants issued to placement agents	$2,400,000	$-	$2,400,000

Supplemental disclosures of cash flow information:
Interest paid	$12,588	$1,563	$27,390

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements (the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Security and Exchange Commission for interim financial information. Accordingly, the Financial Statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited Financial Statements reflect all adjustments, consisting of only normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2006 or for any subsequent period. These Financial Statements should be read in conjunction with the audited financial statements for Cougar Biotechnology, Inc. and notes thereto for the year ended December 31, 2005 included in the Company’s Current Report on Form 8-K filed April 7, 2006.

NOTE 3. MERGER WITH PUBLIC COMPANY

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into a “reverse merger” transaction whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in these unaudited condensed financial statements have been restated to retroactively reflect the conversion ratio of .38411. In consideration for their shares of the Company’s pre-merger capital stock and, in accordance with the Merger Agreement, the Company’s stockholders received an aggregate of 4,607,105 shares of SRKP common stock and 9,486,752 shares of SRKP’s newly designated Series A Preferred Stock. Upon completion of the Merger and the Redemption (as defined below), the Company’s stockholders held 100% of SRKP capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of the Company’s capital stock outstanding immediately prior to the Merger, which constituted, on a fully-diluted basis, the rights to acquire an aggregate of 2,327,299 shares of SRKP common stock. Subsequent to the Merger, the holders of the Company’s capital stock held the same percentage of the Company’s capital stock after the effectiveness of the Merger as they held immediately prior to the Merger.

In addition, in accordance with the terms of the Merger, upon the effective time of the Merger the board of directors and officers of SRKP were replaced by the directors and officers of the Company. The business of SRKP was abandoned and the business plan of the Company was adopted. The transaction was therefore accounted for as a reverse acquisition with the Company as the acquiring party and SRKP as the acquired party for accounting purposes. On April 6, 2006, the Company completed a short-form merger with SRKP, whereby the Company merged with and into SRKP, and changed its name to “Cougar Biotechnology, Inc.”

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

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated February 27, 2006 by and among SRKP’s then-current stockholders, SRKP completed a redemption of an aggregate of 2,700,000 shares of common stock (the “Redemption”) from such former stockholders in consideration of an aggregate of $200,000 less the aggregate amount of fees, costs and expenses of attorneys, accountants and other service providers incurred by SRKP on or prior to the effective time of the Merger and an aggregate of $12,500 to be paid to such former stockholders on a pro rata basis in satisfaction of loans made by such individuals to SRKP. The 2,700,000 shares constituted all of the issued and outstanding shares of SRKP’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $200,000 paid to the former stockholders of SRKP was recorded as an Other Expense item and included in the Company’s net loss from operations for the nine months ended September 30, 2006.

NOTE 4. LIQUIDITY AND CAPITAL RESOURCES

The Company reported a net loss of $7,733,853 and negative cash flows from operating activities of $5,781,266 for the nine months ended September 30, 2006. The net loss from date of inception, May 14, 2003, to September 30, 2006 amounted to $19,083,702. As of September 30, 2006 the Company had approximately $34.2 million in cash and cash equivalents; however, it is still a development stage company that has not generated any revenues from operations. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continued operations will depend on whether it is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meets its needs in the long term. Through September 30, 2006, a significant portion of the Company’s financings have been through private placements of common and preferred stock and debt financing.

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

NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share”. For the purpose of determining basic net loss per share, dividends and accreted issuance costs on Series A Convertible Preferred Stock have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per share have not been presented because the assumed conversion of Series A Convertible Preferred Stock and the exercise of the Company’s outstanding options and warrants would have been anti-dilutive. Potentially dilutive securities excluded from the calculations amounted to 12,535,953 shares for the three and nine months ended September 30, 2006, comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,861,556 shares issuable upon exercise of options and 1,187,654 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 688,590 shares for the three and nine months ended September 30, 2005, comprised of 635,703 shares issuable upon exercise of options and 52,887 shares issuable upon exercise of warrants.

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity -based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. During the three months ended September 30, 2006, the Board of Directors approved an increase in the number of shares reserved from 1,344,385 to 2,344,385.

As required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including stock options, in a similar manner as required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Account Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant. By electing the intrinsic value method, the Company was required to present pro forma disclosures as if it had used the provisions of SFAS 123 and had recorded the fair value of employee stock options over the vesting period.

The Company has adopted SFAS 123R using the modified-prospective method and accordingly financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of SFAS 123R’s fair value method had and will continue to have a material impact on our results of operations, although it will have no impact on our cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense we expect to record in 2006 will be based largely upon the amortization of costs for awards granted in 2006 and amounts related to the amortization of the fair value of unvested options granted in prior periods. As SFAS 123R includes further guidance on the assumptions to be used in the stock option pricing models, we expect to have difference between the expenses the Company would have

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK- BASED COMPENSATION (CONTINUED)

been recognized for the pro-forma disclosures required by SFAS 123 and the expense the Company will recognize under SFAS 123R. Because of the variability in the assumptions to be used in the valuation of stock options we may grant in 2006 and the variability in the quantity and other terms of stock based awards we may issue in 2006, our ability to predict the 2006 stock-based compensation expense is limited.

Consequently, for the three and nine months ended September 30, 2006, the Company’s results of operations reflect compensation expense for stock options granted to employees in 2006 under its stock incentive plan and the unvested portion of stock option granted to employees prior to 2006 which vested during 2006. The amounts recognized in the financial statements related to stock-based compensation were $34,528 and $744,799 for the three and nine months ended September 30, 2006, which were included in general and administrative operating expense.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as defined by Staff Accounting Bulletin (SAB) No.107, the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed at least until December 31, 2007, after which the Company may be required to adopt another method to determine expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS 123R does not allow companies to account for option forfeitures as they occur, instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the nine months ended September 30, 2006:

2006
Dividend yield	0%
Expected volatility	72%
Risk - free interest rate	4.8%
Expected life	5.8 years
Expected forfeiture rate	0%

Through September 30, 2006 only senior level employees have been granted stock options. These employees tend to have a long-term commitment to the Company with negligible turnover, thus a forfeiture rate of 0% was determined.

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK- BASED COMPENSATION (CONTINUED)

Activity with respect to the Plan is summarized as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding at December 31, 2003	38,411	$0.39
Granted in the year-ended December 31, 2004	597,292	$1.12
Outstanding at December 31, 2004 and December 31, 2005	635,703	$1.08
Granted in nine months ended September 30, 2006	1,225,853	$4.54
Outstanding at September 30, 2006	1,861,556	$3.35	8.8	$1,930,085
Exercisable at September 30, 2006	937,997	$2.89	8.7	$1,214,903

At September 30, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $1,471,618, which is expected to be recognized over a weighted average period of 2.9 years. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2006 was $4.50 and $4.54 per share, respectively.

Prior to adoption of SFAS 123R, the company accounted for stock-based employee compensation under APB 25. Had compensation cost for stock-based compensation been determined using the fair value method consistent with SFAS 123, the net loss and net loss per share for the three and nine months ended September 30, 2005 would have been adjusted to the following pro forma amount:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net loss applicable to common stock:
As reported	$(2,708,004)	$(5,038,454)
Stock-based employee compensation determined under the fair value method	(2,654)	(7,342)

Net loss applicable to common stock, pro forma	$(2,710,658)	$(5,045,796)

Basic and diluted net loss per common share:
As reported	$(0.76)	$(1.42)
Pro forma	$(0.76)	$(1.42)

In accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options issued to non-employees is recorded in expense and additional paid-in capital in stockholders’ deficiency or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended September 30, 2006 and 2005, the Company recognized expenses of $71,373 and $27,664, respectively, relating to the granting of options to non-employees for services and such expenses are included in the accompanying statements of operations. During the nine months ended September 30, 2006 and 2005, the Company recognized expenses of $799,048 and $83,350, respectively, relating to the granting of options to non-employees for services and such expenses are included in the accompanying statements of operations. Approximately $727,000 of the option expense for the nine months ended September 30, 2006 represents the effect of options granted during such period, which is when the services were provided.

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

STOCK- BASED COMPENSATION (CONCLUDED)

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at September 30, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	72%	72%
Risk - free interest rate	4.8%	4.0%
Expected lives	4 years	4 years

The price volatility for the calculation of value of options to non-employees was computed by using an average historical volatility of public companies in the same industry.

NOTE 6. PRIVATE PLACEMENT OFFERING

On April 3, 2006, immediately prior to the reverse acquisition of SRKP, the Company completed a private placement offering of 8,803,332 units at a price per unit of $4.50, each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock, in consideration of gross proceeds of $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Preferred Stock and 880,335 shares of its common stock to investors in the offering. Cowen & Co. and Paramount BioCapital, Inc. (“Paramount”), of which Lindsay A. Rosenwald, M.D., a director and stockholder of the Company, serves as Chairman and Chief Executive Officer, each of whom are registered with the NASD as broker-dealers, acted as placement agents in the offering. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,167 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants, which was determined using the Black-Scholes option pricing model, was approximately $2,400,000. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not provide for cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company also provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Total net proceeds of $31,366,696 from the private placement were allocated to the Series A Convertible Preferred Stock including an allocation of $2,160,672 for the value of the warrants using the fair value method. Reimbursable expenses associated with the placement were approximately $76,000.

NOTE 7. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with the private placement closed on April 3, 2006 (see Note 6) and debt conversion on April 3, 2006 (see Note 10), the Company issued 9,486,752 shares of Series A Convertible Preferred Stock (“Series A”), the terms of which are set forth in a Certificate of Designation for the Series A filed with the Secretary of State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A have a stated value of $4.50 per share. Commencing on the date of issue, the holders of the Series A are entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at the rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Among other rights, in the event of a liquidation, dissolution or winding up of the Company, holders of Series A are entitled to receive an amount equal to the greater of the stated value plus an amount equal to all accrued and unpaid dividends and the amount such holders would have been entitled to receive upon such liquidation event had the Series A been converted immediately prior to such liquidation event. The Series A can be converted at the option of the stockholder in whole or in part into shares of common stock at an initial conversion price per share of common stock of $4.50 at any time. Cumulative dividends as of September 30, 2006 were $842,845, or $0.09 per share.

Each share of Series A automatically converts into shares of common stock at a conversion price of $4.50, subject to adjustment, in the event that the closing price of the Company’s common stock exceeds 200% of the conversion price for twenty consecutive trading days. At any time after the tenth anniversary of the original issue date, the holders of a majority of the Series A then outstanding may demand that the Company redeem all of the remaining outstanding shares of Series A for a cash amount equal to the stated value, plus all accrued and unpaid dividends. Payment shall be made by the Company quarterly over the three years following such mandatory redemption date. The Company does not have an option to redeem such outstanding shares.

Pursuant to Rule 5-02-28 of Regulation S-X, the mandatory redemption feature of the Series A requires that it be presented in the balance sheet outside of permanent equity, as redemption is outside the control of the Company. Accordingly, the Company has recorded the Series A outside of permanent equity at its fair value at date of issue and has adjusted its carrying value for accreted dividends and issuance costs. The issuance costs are amortized over the period between the issuance date and the initial mandatory redemption date, using the interest method.

NOTE 8. CONVERTIBLE NOTES

On January 24, 2006, the Company completed the second and final closing relating to the issuance and sale of 5% convertible promissory notes (the “Bridge Notes”) with the issuance of Bridge Notes in the aggregate principal amount of $2,585,000. Fees of $134,778 were paid in cash and 31,244 warrants were issued to Paramount, of which Lindsay A. Rosenwald, M.D., a director and stockholder of the Company, serves as Chairman and Chief Executive Officer. The Bridge Notes and all unpaid interest were due on January 24, 2007. Interest was accrued at an annual rate of 5% and was originally payable upon the maturity of the Bridge Notes. The Bridge Notes were converted to equity on April 3, 2006 (see Note 10). In addition to the Bridge Notes, the investors received five-year warrants initially exercisable at $8.28 per share (subject to adjustments for stock splits, recapitalizations and similar events), for a number of shares of Company common stock equal to 20% of the principal amount of the Bridge Notes purchased divided by $8.28 (see Note 9). The number of shares issuable would have been 40% of the principal amount of the Bridge Notes purchased divided by $8.28 if the qualified equity placement (see Note 6) had not been completed within 90 days of the Bridge Note and warrant final closing in January 2006. Within 90 days of the Bridge Note and warrant closing in January 2006, the Company completed a qualified equity placement (see Note 6). Accordingly, the warrant coverage for the November 2005 and the January 2006 warrant issuances were adjusted from 40% coverage to 20% coverage. Warrants issued with the Bridge Notes were valued at $178,275, which was recorded as debt discount. The warrant issued to the placement agent was valued at $89,137 using the Black-Scholes option pricing model which was recorded as debt issuance cost. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were assumed in the model to determine the fair value. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at the option of the Company if the Company’s common stock is traded on the OTCBB, NASDAQ or a national securities exchange and the common stock has had an average closing price per share over a period of thirty consecutive calendar days equal to or greater than the exercise price of the warrants, as adjusted, which is initially $8.28. The warrants do not include cashless exercise or redemption provisions. Under the terms of the warrants, the Company has

NOTE 8. CONVERTIBLE NOTES (CONCLUDED)

no obligation to settle the warrants in cash or in registered shares; the Company intends to settle only in unregistered shares of its common stock. However, the Company has also provided the warrant holders with piggyback registration rights relating to the registration of the resale of the shares issuable upon exercise of the warrants.

NOTE 9. WARRANTS ISSUED WITH DEBT INSTRUMENTS

In November 2005 and January 2006, the Company issued Bridge Notes and warrants as discussed in Note 8 to the audited financial statements in the Form 8-K filed April 7, 2006 and Note 8 above. Since the conversion of the Bridge Notes could result in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company was prohibited from concluding that the Company had sufficient authorized and un-issued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date convertible notes were issued, the Company recorded the related fair value of the warrants as current liabilities. Further, on that date, the fair value of the non-employee options were reclassified from additional paid-in capital in equity to current liabilities.

For warrants and convertible notes payable issued in January 2006, the Company accounted for the value of the warrants arising from the issuance of debt instruments pursuant to EITF 00-19, by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible debt to stock on April 3, 2006 (see Note 10), the Company no longer had debt or equity instruments that could result in a conversion or an exercise into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-capital in the balance sheet.

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

NOTE 10. DEBT CONVERSION AND PAY-OFF

Additionally, in conjunction with the private placement offering described in Note 6, the Company converted the aggregate principal balance totaling $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, of its outstanding Bridge Notes into 1,384,162 units under the same terms as provided in the offering. Accordingly, the Company issued an additional 1,245,746 shares of Series A Preferred Stock and 138,416 shares of common stock to the holders of the Company’s Bridge Notes.

Under the same conditions as the Company’s April 3, 2006 private placement offering, the Company also issued 133,217 units to a director of the Company for a cash payment of approximately $600,000, and converted into preferred and common shares an aggregate of $950,000 of notes payable, together with accrued and unpaid interest of approximately $41,000 thereon, issued to five individuals, one of whom is a director of the Company. Accordingly, the Company issued an additional 318,008 shares of Series A Preferred and 35,334 shares of common stock to these individuals upon the conversion of the Bridge Notes.

Proceeds from the sale of the units was used to fully pay off the balance on a line of credit of $600,000 plus interest.

NOTE 11. SUBSEQUENT EVENTS

In conjunction with the closing on April 3, 2006 of the private placement offering (see Note 6), the Company was required by the subscription agreement to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in the offering (including the common stock issuable upon conversion of the Series A Preferred Stock) under the Securities Act within 30 days after the closing and to use its best effort to have the registration statement effective with-in 180 days after the closing. The Company's penalty for not meeting the registration requirement is to make compensatory payments (“Liquidated Damages”) in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12% of the aggregate purchase price paid by the investors. Beginning October 1, 2006 and up to the date the registration statement becomes effective, the Company will be in default of its obligations to have the registration statement become effective within 180 days of the placement closing. The Company is subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such Liquidated Damages accrue. For each 30-day period in which the Company is in default it will be required to pay Liquidated Damages in the amount of approximately $412,000. The maximum potential exposure for the Company, based on the 12% cap, is approximately $4,944,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since the inception of Cougar Biotechnology, Inc. (“Cougar”) in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011. Currently, a large portion of development expenses have related to our lead product candidate, CB-7630. As we proceed with the clinical development of CB-7630 and as we further develop CB-3304 and CB-1089, our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will continue increasing. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance the development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

On April 3, 2006, SRKP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SRKP 4, Inc. (“SRKP”), a Delaware corporation, merged with and into Cougar (the “Merger”), with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. Cougar stockholders received, in exchange for all of the outstanding shares of capital stock in Cougar, shares of capital stock of SRKP representing 100% of the outstanding capital stock of SRKP, on a fully-diluted basis, after giving effect to the Merger and a redemption, completed contemporaneous with the closing of the Merger, of all shares of SRKP capital stock held by SRKP’s former stockholders immediately prior to the Merger. In addition, at the time of effectiveness of the Merger, the board of directors of SRKP was reconstituted, such that the directors of SRKP immediately prior to the Merger resigned and were replaced by the directors of Cougar. Further, upon the effective time of the Merger, the business of SRKP was abandoned and the business plan of Cougar was adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Cougar, unless otherwise indicated.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. Research and development costs are expensed as incurred.

General and administrative expenses consist primarily of salaries and related expense for executive, finance and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to 2006, compensation expense for options granted to employees and directors (excluding directors who are also scientific advisory board members or consultants) represents the difference between the fair value of our common stock and the exercise price of the options at the date of grant. Since January 1, 2006, we account for stock-based employee compensation arrangements in accordance with the provisions of and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) by allocating the fair value of the instruments at the grant date over the applicable service period. In accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. We expect to record additional non-cash compensation expense in the future, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2006, except for the adoption of SFAS 123(R) as discussed below.

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including stock options based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for employee stock options using the intrinsic-value method in accordance APB No. 25, FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25,” and related interpretations, and the disclosure-only provisions of SFAS 123.

We adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation costs recognized for the nine months ended September 30, 2006 include: (a) compensation costs for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on grant-date fair value estimated in accordance with the original provisions of SFAS 123; and (b) compensation costs for all share-based payment awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) amortized over the applicable service period. In accordance with the modified-prospective-transition method, our Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Results of Operations

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

General and administrative expenses: For the nine months ended September 30, 2006, general and administrative expenses were $3,124,549 compared to $932,503 for the nine months ended September 30, 2005. This increase of approximately $2,192,000 is primarily attributable to increases in stock based compensation of approximately $716,100, consulting fees of approximately $755,300, audit fees of approximately $248,200, legal fees of approximately $210,800, rent expense of approximately $93,100, increase in compensation of approximately $54,000 due to an increase in staff from two employees at the beginning of 2006 to five by the end of September 2006, increases in insurance expense of approximately $44,000, travel and entertainment expense of approximately $14,400, recruiting expense of approximately $44,000, printing expense of approximately $19,100, and employer’s contribution to the 401(k) plan of approximately $16,100. The increase in stock based compensation resulted primarily from the implementation of SFAS 123R. Partially offsetting this increase was a decrease in management bonus expense of approximately $144,000 resulting from a change in executive compensation package which reduced accrued bonus by $41,000, reduction of licensing bonus of $75,000, and a reduction of management performance bonus of $28,000. Partially offsetting the decrease in bonus expense was an increase in management salaries of approximately $54,000 due to the change in an executive compensation package. The increase in consulting fees was due to stock-based compensation for service rendered in the nine months ended September 30, 2006. The increase in audit fees was a result of expediting the year-end audit, and review of SEC filings related to our equity placement and the reverse merger noted above as well as the review of SEC filings related to being a public company in 2006 and not in 2005. The increased legal fees are associated with work on the reverse merger and review of SEC filings. In April 2006, we moved our corporate offices to our current location and are currently leasing approximately 7,300 square feet of office space resulting in additional rent expense. The increase in insurance cost reflects the increased insurance requirements of being a public company. The increase in travel cost was associated with investor relations and reverse acquisition of SRKP. The Company implemented a 401(k) savings plan in the fourth quarter of 2005 and thus there were no related costs during the first nine months of 2005.

Research and development expenses: For the nine months ended September 30, 2006, research and development expenses were $4,076,926 compared to $4,068,425 for the nine months ended September 30, 2005, representing an increase of approximately $8,500. Third party manufacturing expenses for this period in 2006 were approximately $702,700 higher than the same period in 2005 due to increased drug manufacturing costs necessary to support our preclinical toxicology studies and our clinical trials. Clinical expenses in the first nine months of 2006 were approximately $660,000 higher than in the first nine months of 2005 due to an increase in Company sponsored clinical trials in 2006 compared to 2005. Costs associated with preclinical studies during the first nine months of 2006 were approximately $767,800 lower than during the same period in 2005 due to a decrease in preclinical toxicology and other non-clinical programs. Licensing fees decreased approximately $250,000 in 2006 as we did not have any licensing fees payable in 2006 while we did have one licensing fee payable in 2005. We also experienced a decrease in licensing fee maintenance cost of approximately $21,000 due to favorable exchange rates. Contract regulatory affairs/quality assurance cost were approximately $587,700 less then we experienced in the first months of 2005 as we required heavy contract regulatory affairs/quality assurance assistance in preparing IND submissions in early 2005 along with major assistance in writing protocols for product testing and for our clinical trials. Use of outside consultants increased by approximately $74,400 compared to the same period last year. Compensation expense increased by approximately $50,000 due to the hiring of three employees. There was a decrease in bonus expense of approximately $52,700 as the bonus accrual was adjusted for actual payments. In addition, we had an increase in recruiting expense of approximately $136,900 and printing expense of approximately $76,100 compared to 2005.

Interest income: For the nine months ended September 30, 2006 we recognized approximately $699,300 in interest income compared to approximately $12,400 of interest income for the same period last year. The increase is attributed to the proceeds of private placement being placed in an asset management account.

Interest expense: For the nine months ended September 30, 2006 interest expense was approximately $1,012,700. For the same period last year interest expense was approximately $48,400. The interest expense for the nine months ended September 30, 2006 and 2005, includes a non-cash charge for amortization of note discounts of approximately $377,000 and $33,100, respectively. The note discounts were associated with the promissory notes issued in June of 2005 and convertible notes issued in November 2005 and January 2006. During the nine months ended September 30, 2006, we recorded a favorable charge to interest expense for the revaluation of the outstanding warrants classified as liabilities of approximately $69,000. With the conversion of promissory and convertible notes into equity in April 2006, the remaining balance of the note discounts of approximately $332,500 was written off to interest expense and variable accounting for the warrants was no longer required. Interest on the promissory and convertible notes of approximately $80,000 and $13,700 was recorded for the nine months ended September 30, 2006 and 2005 respectively. The nine months ended September 30, 2006 also includes non-cash charge for amortization of debt and note issuance cost of approximately $613,000. Interest on the credit facility opened in October 2005 of approximately $13,000 was recorded in the nine months ended September 30, 2006. The nine months ended September 30, 2005 includes interest on trade accounts payable of approximately $1,600 which did not occur in 2006. We do not expect to incur additional interest charges for the remainder of 2006.

Other expense: Contemporaneously with the closing of the Merger, SRKP redeemed an aggregate cash payment of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate of $200,000. This transaction was recorded as a capital transaction in substance, rather than a business combination resulting in a charge of $200,000 for consideration paid.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

General and administrative expense: General and administrative expenses for the three months ended September 30, 2006, were approximately $733,800 compared to $311,500 for the same period in 2005 representing an increase of approximately $422,300. Accounting and legal fees increased approximately $80,200 and $95,500, respectively, compared to the same quarter in 2005. This increase in expenses resulted from the required SEC filings associated with being a public reporting company. The hiring of three employees resulted in the payment of approximately $43,600 in recruiting fees. We experienced no recruiting fees in the third quarter of 2005. The three additional employees increased payroll cost by approximately $22,000 compared to the third quarter of 2005. We engaged a consulting firm this quarter to provide assistance with the implementation of Sarbanes-Oxley resulting in an increase in consulting fees of approximately $57,100 compared to the same period last year. We implemented a Board of Directors compensation program resulting in an expense of approximately $50,000 for the quarter ended September 30, 2006, consisting of approximately $27,300 in fees and $22,700 in stock based compensation. Prior to this quarter, our Board of Directors received no compensation for their services to the Company as directors. Rent expense for the quarter increased approximately $34,200 compared for the same period last year resulting from the move into our new location containing approximately 7,300 square feet. We experienced an increase in insurance requirements of approximately $18,100 during the quarter ended September 30, 2006, as a result of becoming a public reporting company.

Research and development expenses: For the three months ended September 30, 2006, research and development expenses were approximately $2,322,500 compared to $2,348,700 for the three months ended September 30, 2005, representing a decrease of approximately $26,200. Major decreases occurred in expenditures for pre-clinical expense of approximately $419,800 and contract regulatory affairs/quality assurance cost of approximately $436,300. The decrease in pre-clinical expenses reflects the decrease in non-clinical studies during 2006 compared to 2005. The decrease in regulatory affairs/quality assurance cost for the three months ended September 30, 2006 reflects reduced regulatory affairs/quality assurance requirement compared to the same period in 2005. For the three months ended September 30, 2006, our clinical expense increased approximately $273,000 due to the expenses associated with our Company sponsored clinical trials. Third party manufacturing cost for the three months ended September 30, 2006, increased approximately $241,100 compared to the same period in 2005 in support of our on-going preclinical toxicology studies and our clinical trials. Recruiting expenses are approximately $134,700 higher then the same period in 2005 as we are actively recruiting two senior level positions. For the three months just ended we spent approximately $76,100 for software required to manage regulatory submissions and our clinical trials. Our payroll related cost were approximately $49,900 higher then the same period last year as we have added staff to support our clinical trials and regulatory requirements. For the three months ended September 30, 2006 consulting fees were approximately $21,300 higher then the same period last year resulting from an increase in stock based compensation. The increase in stock based compensation was the result of additional stock options being granted. Scientific Advisory Board fees for the quarter ended September 30, 2006, were approximately $19,700 greater then the same period last year due to travel in support of our clinical trials.

Interest income: For the three months ended September 30, 2006 we recognized approximately $430,200 in interest income compared to approximately $1,100 of interest income for the same period last year. The increase is attributed to the proceeds from the private placement.

Interest expense: For the three months ended September 30, 2006 interest expense was $25 compared to approximately $48,400 for the same period last year. The interest expense for 2005 included a non-cash charge for amortization of note discounts associated with the June 2005 promissory notes of approximately $33,100. The June promissory notes were converted to equity in April 2006. We do not expect to incur additional interest charges for the remainder of 2006.

Liquidity and Capital resources

We reported a net loss of $7,733,853 and negative cash flow from operating activities of $5,781,266 for the nine months ended September 30, 2006. The net loss from date of inception, May 14, 2003 to September 30, 2006 amounted to $19,083,702.

We have financed our operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2006, we had a net increase in cash and cash equivalents of $33,138,491. This increase resulted from net cash provided by financing activities of $39,051,742, substantially all of which was derived from our private placement which provided us net proceeds of $37,251,520. The increase in cash provided by financing activities was reduced by net cash used in operating activities of $5,781,266 and net cash used in investing activities of $131,985 for the nine months ended September 30, 2006. Total cash resources as of September 30, 2006 were $34,179,355 compared to $1,040,864 at December 31, 2005. The net cash used in operating activities includes a net loss of $7,733,853 adjusted for non-cash items of approximately $2,487,700, an increase in accounts payable and accrued expenses of approximately $212,700, and an increase in prepaid expenses and other assets of approximately $747,800. The major non-cash items were: stock option compensation for non-employees of $799,000, employee stock option compensation of $744,800, write-off of note issuance costs of $613,000, and write-off of note discounts of $377,000. The increase in prepaid expenses and other assets resulted from progress payments for: a pre-clinical study of approximately $360,100; progress payments in support of on-going clinical trials of approximately $201,000, and a progress payment for the manufacture of product of approximately $154,000. The increase in our various insurance policies resulted in an increase in prepaid expenses of approximately $60,000. The net cash used in investing activities was due to the move into our new office location and the addition of personnel necessitated the purchase of additional furniture, a phone system, work station for new employees, and a computer network.

Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever.

  Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through September 30, 2006, a significant portion of our financing has been through private placements of common and preferred stock and debt financing.

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

Financings

On July 15, 2005, we entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. The credit facility was guaranteed by Dr. Lindsay A. Rosenwald, a stockholder and member of our Board of Directors. In return for such guaranty, we agreed to grant Dr. Rosenwald warrants to purchase a number of shares of Cougar common stock based on amount of the credit facility used by us. Prior to terminating the credit facility in 2006, we utilized up to $600,000 of the credit facility, and issued Dr. Rosenwald a five-year warrant to purchase 31,732 shares of the Company’s common stock at an exercise price of $8.28 per share in consideration of the guaranty. The credit facility was paid in full upon closing of the private equity placement on April 3, 2006.

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

In two closings on November 23, 2005 and January 24, 2006, we sold an aggregate of $6,145,120 in aggregate principal amount of 5% senior convertible notes (the “Bridge Notes”) to certain institutional and individual accredited investors in a private placement transaction (the “Bridge Offering”). The bridge note holders received five-year warrants to purchase an aggregate of 148,460 shares of our common stock at a price per share of $8.28. These warrants were valued at $455,958 using the Black-Scholes option pricing model and recorded as debt discount. Additionally, we issued warrants to purchase an aggregate of 74,227 shares of common stock at an exercise price per share of $8.28 to our placement agents, and paid commissions and other offering-related expenses aggregating approximately $326,000. The Bridge Notes aggregate principal balance of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, was automatically converted into units of the Company’s securities on April 3, 2006, each unit consisting of 0.9 shares of Series A Convertible Preferred Stock and 0.1 share of our common stock, at a price per unit of $4.50, pursuant to the terms of the Offering. Accordingly, the holders of the Bridge Notes received an aggregate of 360,356 shares of our common stock and 3,243,217 shares of our Series A Convertible Preferred Stock upon conversion. The holders of the Bridge Securities are entitled to piggy-back registration rights with respect to the shares of common stock issued or issuable upon conversion of such securities.

On April 3, 2006, immediately prior to the closing of the Merger, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Additionally, on terms similar to that in the offering, we sold 35,334 shares of common stock and 318,008 shares of preferred stock in consideration of cash in the amount of approximately $600,000 and the cancellation of certain of our note obligations in the aggregate amount of $990,000, including principal and interest. Each share of preferred stock, designated as Series A Convertible Preferred Stock, is convertible, in whole or in part, at the option of the holder at any into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. At our election, we may require each holder to convert its outstanding shares of preferred stock into shares of our common stock if the price per share of common stock trades at or above 200% of the initial purchase price of $4.50 for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $21 million. We will need approximately $5 million for general administrative expenses over the next 12 months.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy of in-licensing novel clinical stage products in order to accelerate clinical development and time to commercialization, and continue the clinical development of our three product candidates. We expect our principal expenditures during the next 12 months to include:

•	Operating expenses, including expanded research and development and general and administrative expenses; and

•	Product development expenses, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three products.

As part of our planned expansion, we have budgeted hiring up to 5 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the fourth quarter of 2006. These positions will require an advanced degree in the medicine and or bioscience and significant experience in the pharmaceutical or biotechnology industries. Our annual payroll expense will increase by approximately $1.2 million and our annual benefits and payroll taxes will increase by approximately $126,000. We anticipate spending approximately $478,500 on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $21 million on clinical development and research and development activities and expend approximately $5 million on general and administrative expenses and $242,000 on facilities rent.

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

In October 2006, we announced that positive Phase I data from this Phase I/II trial was presented at the National Cancer Research Institute (NCRI) Cancer Conference that took place October 8-11, 2006, in Birmingham, United Kingdom. The results for the trial presented at the conference showed that in the 14 patients tested, CB7630 was well tolerated at doses as high as 2000 mg/day with minimal toxicity. Moreover, no dose limiting toxicity had been observed in the trial at the time of presentation. Of the 12 patients that were evaluable for antitumor activity, 8 patients (67%) experienced a confirmed decline in PSA levels of greater than 50% and 6 patients (50%) experienced PSA declines of greater than 90%. Of the 5 evaluable patients with measurable tumor lesions, treatment with CB7630 resulted in partial radiological responses (as measured by the RECIST criteria) in 3 patients (60%). Individual patients treated with CB7630 also experienced radiographic regression of bone metastases and improvement in pain. Circulating tumor cells (CTC) were detected in 6 of 14 patients and changes in CTC counts were shown to correlate with changes in PSA. At the time of the presentation, 10 of the 14 patients (71%) were continuing on treatment with CB7630, with some patients having been on the drug for over 9 months.

In July 2006, we announced that we initiated a Phase I trial of CB7630 for the treatment of advanced prostate cancer. The Phase I trial of CB7630 will be conducted at the University of California, San Francisco, Comprehensive Cancer Center. The study is an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily to patients with chemotherapy-naïve HRPC with a rising PSA despite hormonal therapy.

In previous filings with the SEC, we had stated our belief that we would be initiating one Phase II trial of CB7630 in 2006. However, as a result of the data we recently announced from the Phase I trial conducted in the United Kingdom, we intend to initiate two Phase II trials of CB7630 during 2006: one Phase II trial of CB7630 as a second line hormonal agent for advanced prostate cancer patients that have failed treatment with first line hormone therapy, and the second a Phase II trial of CB7630 for advance prostate cancer patients that have failed treatment with first line chemotherapy (e.g. Taxotere).

Through September 2006, we have incurred approximately $9,744,200 of cost related to the development of CB-7630. Currently, we anticipate that we will need to expend approximately an additional $1,900,000 to $2,400,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-7630. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-7630, if ever.

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

In December 2005, we announced positive interim data from an ongoing investigator sponsored Phase I trial of CB-3304 in patients with relapsed or refractory non-Hodgkin’s lymphoma. The trial is an open label dose escalating study, being conducted at the University of Southern California Norris Comprehensive Cancer Center, where cohorts of patients with relapsed/refractory non-Hodgkin’s lymphoma (NHL) or chronic lymphocytic leukemia (CLL/SLL) were treated at one of three different dose levels involving total daily doses of 1 g, 2 g, and 3 g per day. At each dose level, noscapine was administered orally on a three times a day schedule for 49 days. In the trial, responses for NHL patients were evaluated using the International Working Group Response Criteria for NHL and responses for CLL patients were evaluated using the NCI Working Group criteria. For both NHL and CLL patients, toxicity was graded according to the NCI common toxicity criteria.

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

In previous filings with the SEC, we stated that we intended to complete the Phase I portion of a Phase I/II clinical trial of CB3304 in hematological malignancies (non-Hodgkin’s lymphoma, multiple myeloma and chronic lymphocytic leukemia) during the second half of 2006, and to initiate the Phase II portion by the end of 2006. As a result of our plan to initiate a second Phase II clinical trial of CB7630 in 2006, as discussed above under “CB7630”, we subsequently decided to focus our clinical development of CB3304 in only multiple myeloma for the near future. Accordingly, we anticipate initiating a Phase I/II trial of CB3304 in multiple myeloma in either late 2006 or in early 2007.

Through September 2006, we have incurred approximately $949,700 of cost related to the development of CB-3304. Currently, we anticipate that we will need to expend approximately an additional $200,000 to $300,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-3304, if ever.

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

In previous filings with the SEC, we stated that we intended to initiate two clinical trials of CB1089 during 2006 for the treatment of prostate cancer, including a Phase II trial with CB1089 as a single agent and a Phase I/II clinical trial with CB 1089 as a combination therapy. However, prior to initiating Phase II trials for the treatment of prostate cancer, we determined that we needed to better understand the safety of CB1089 in prostate cancer patients. Therefore, we now plan to initiate only a Phase I trial of CB1089 in advanced prostate cancer patients by mid 2007.

Through September 2006, we have incurred approximately $427,500 of cost related to the development of CB-1089. Currently, we anticipate that we will need to expend approximately an additional $1,000,000 to $1,500,000 in development costs in fiscal 2006 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-1089. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-1089, if ever.

Penalty Relating to Registration Requirements

In conjunction with its equity offering (see Note 6 of the financial statements), the Company was required to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in the offering  on April 3, 2006, (including common stock issuable upon conversion of the Series A Preferred Stock) under the Securities Act within 30 days after the closing and to use its best effort to have the registration statement effective within 180 days after the closing. The Company’s penalty for not meeting the registration requirement is to make compensatory payments (“Liquidated Damages”) in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12.0% of the aggregate purchase price paid by the investors. Beginning October 1, 2006 and up to the date the registration statement becomes effective the Company will be in default of its obligations to have the registration statement become effective within 180 days of the placement closing. The Company is subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such Liquidated Damages accrue. For each 30-day period in which the Company is in default it will be required to pay Liquidated Damages in the amount of approximately $412,000. The maximum potential exposure for the Company, based on the 12% cap, is approximately $4,944,000.

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

CB-7630. Effective April 20, 2004, we entered into a license agreement with BTG International, LTD. for the exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, we paid BTG an initial license fee of £500,000 (approximately $923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 (approximately $288,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make aggregate milestone payments of up to £9,000,000 (approximately $16,614,000), payable upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicenses abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense.

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

Off-Balance Sheet Arrangements

During the three months ended September 30, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B.

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures as of that date were effective.

During the quarter ended September 30, 2006, we have taken the following actions to improve our internal controls and disclosure controls over financial reporting:

1.	We have hired a Controller.
2.	We have contracted with consultants to improve our internal controls and disclosure controls over financial reporting and help us prepare for meeting the Sarbanes-Oxley compliance requirements.
3.	We have increased our emphasis on accounting education for our accounting personnel and increased our emphasis on reviewing applicable accounting literature.

Other than as described above, there were no changes in our internal controls over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

Pursuant to a Current Report on Form 8-K filed on September 12, 2006, we inadvertently reported an incorrect vesting schedule relating to an option granted on September 6, 2006, to Dr. Arie Belldegrun, a director and the Chairman of our Scientific Advisory Board, for the purchase of 200,000 shares of our common stock. The Form 8-K report disclosed that the option vested in equal annual installments over three years, while in fact the option vests in equal annual installments over four years.

Item 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement between the Company and Alan H. Auerbach dated September 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2006)

10.2
Summary of terms of non-employee director compensation program ( as amended through September 6, 2006) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2006)

10.3	2003 Stock Option Plan (as amended through September 6, 2006) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 12, 2006)

10.4	Form of Option Agreement for employees and directors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 12, 2006)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: November 14, 2006	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

 Index to Exhibits Filed with this Report

Exhibit No. Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.