Form 10QSB/A
period 2006-09-30
Cougar Biotechnology, Inc.
filed 2007-01-17
CIK 1335102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(AMENDMENT NO. 1)

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

As of December 18, 2006 there were 4,696,303 shares of the issuer’s common stock, $.0001 par value, outstanding.

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

Explanatory Note Regarding Amendment

We are filing this amendment to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, originally filed with the U.S. Securities and Exchange Commission (the "SEC")on November 14, 2006 in response to comments received from the SEC in connection with its review of our registration statement on Form SB-2 (File No. 333-133779). The amendment corrects the following items:

•
Part I, Item 1 Unaudited Financial Statements and Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect supplemental information and the restatement of footnote disclosures relating to the issuance of placement agent warrants associated with the April 3, 2006 private equity placement, clarification of the Company’s obligation to settle any conversion of the Series A Preferred Stock in unregistered shares and clarification of the Liquidated Damages penalty relating to registration requirements.

This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events.

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

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)
(Unaudited)
			Period from
			May 14, 2003
			(date of
	Nine Months Ended		inception) to
	September 30,		September 30,
	2006	2005	2006

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of convertible notes converted to preferred and common stock	$6,145,120	$-	$6,145,120

Carrying value of promissory notes converted to preferred and common stock	$950,000	$-	$950,000

Fair value of warrants issued with notes payable	$47,497	$130,954	$574,485

Accrued interest on convertible and other notes converted to preferred and common stock	$130,477	$-	$130,477

Acquisition of leasehold improvements paid by lessor under lease obligation	$33,751	$-	$33,751

Fair value of warrants issued to placement agents	$2,400,000	$-	$2,400,000

Supplemental disclosures of cash flow information:
Interest paid	$12,588	$1,563	$27,390

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

As required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including stock options, in a similar manner as required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant. By electing the intrinsic value method, the Company was required to present pro forma disclosures as if it had used the provisions of SFAS 123 and had recorded the fair value of employee stock options over the vesting period.

The Company has adopted SFAS 123R using the modified-prospective method and accordingly financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of SFAS 123R’s fair value method had and will continue to have a material impact on the Company's results of operations, although it will have no impact on the Company's cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company expects to record in 2006 will be based largely upon the amortization of costs for awards granted in 2006 and amounts related to the amortization of the fair value of unvested options granted in prior periods. As SFAS 123R includes further guidance on the assumptions to be used in the stock option pricing models, we expect to have difference between the expenses the Company would have

NOTE 5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK- BASED COMPENSATION (CONTINUED)

been recognized for the pro-forma disclosures required by SFAS 123 and the expense the Company will recognize under SFAS 123R. Because of the variability in the assumptions to be used in the valuation of stock options the Company may grant in 2006 and the variability in the quantity and other terms of stock based awards the Company may issue in 2006, the Company's ability to predict the 2006 stock-based compensation expense is limited.

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

NOTE 6. PRIVATE PLACEMENT OFFERING

On April 3, 2006, immediately prior to the reverse acquisition of SRKP, the Company completed a private placement offering of 8,803,332 units at a price per unit of $4.50, each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock, in consideration of gross proceeds of $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Preferred Stock and 880,335 shares of its common stock to investors in the offering. Cowen & Co. and Paramount BioCapital, Inc. (“Paramount”), of which Lindsay A. Rosenwald, M.D., a director and stockholder of the Company, serves as Chairman and Chief Executive Officer, each of whom are registered with the NASD as broker-dealers, acted as placement agents in the offering. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,167 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants, which was determined using the Black-Scholes option pricing model, was approximately $2,400,000. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price or a duly executed notice of cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company has no obligation to settle any exercise of the placement agent or other warrants in cash or registered shares; the Company intends to settle only in unregistered shares. The Company also provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Total net proceeds of $31,366,696 from the private placement were allocated to the Series A Convertible Preferred Stock including an allocation of $2,160,672 for the value of the warrants using the fair value method. Reimbursable expenses associated with the placement were approximately $76,000.

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

The Company has no obligation to settle any conversion of Series A Preferred Stock or related placement warrants in cash or registered shares; the Company intends to settle only in unregistered shares. However, the Company has provided the holders of Series A Preferred Stock and the placement agents with registration rights relating to the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock or exercise of the related placement agent warrants.

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

NOTE 11. SUBSEQUENT EVENTS

In conjunction with the closing on April 3, 2006 of the private placement offering (see Note 6 of the financial statements), the Company was required by the subscription agreement to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in the offering (including common stock issuable upon conversion of the Series A Preferred Stock) under the Securities Act within 30 days after the closing and to use its best effort to have the registration statement effective within 180 days after the closing. The Company’s penalty for not meeting the registration requirement is to make compensatory payments (“Liquidated Damages”) in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12% of the aggregate purchase price paid by the investors. As of December 18, 2006, the registration statement had not become effective. Beginning October 1, 2006 and up to the date the registration statement becomes effective, the Company will be in default of its obligations to have the registration statement become effective with 180 days of the placement closing. The Company is subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such Liquidated Damages accrue. For each 30-day period in which the Company is in default it will be required to pay Liquidated Damages in the amount of approximately $412,000. The maximum potential exposure for the Company based on the 12% cap is approximately $4,944,000. As a result of the liquidated damage provision the Company performed an evaluation of the transaction to determine whether it would cause the underlying instruments to be treated as liabilities under EITF 00-19. The Company reviewed the variance in the value of unregistered and registered stock to determine if it exceeded the 12% cap of the liquidating damages provision in accordance with provisions of EITF 05-4, “The Effect of a Liquidating Damages Clause in a Freestanding Financial Instrument Subject to Issue No. 00-19”. Based on this review, management has concluded that the liquidated damages provision does not cause the underlying instruments to be treated as liabilities under EITF 00-19.

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

We have financed our operations since inception primarily through equity and debt financing. During the nine months ended September 30, 2006, we had a net increase in cash and cash equivalents of $33,138,491. This increase resulted from net cash provided by financing activities of $39,051,742, substantially all of which was derived from our private placement which provided us net proceeds of $37,251,520. The increase in cash provided by financing activities was reduced by net cash used in operating activities of $5,781,266 and net cash used in investing activities of $131,985 for the nine months ended September 30, 2006. Total cash resources as of September 30, 2006 were $34,179,355 compared to $1,040,864 at December 31, 2005. The net cash used in operating activities includes a net loss of $7,733,853 adjusted for non-cash items of approximately $2,487,700, an increase in accounts payable and accrued expenses of approximately $212,700, and an increase in prepaid expenses and other assets of approximately $747,800. The major non-cash items were: stock option compensation for non-employees of $799,000, employee stock option compensation of $744,800, write-off of note issuance costs of $613,000, and write-off of note discounts of $377,000. The increase in prepaid expenses and other assets resulted from progress payments for: a pre-clinical study of approximately $360,100; progress payments in support of on-going clinical trials of approximately $201,000, and a progress payment for the manufacture of product of approximately $154,000. The increase in our various insurance policies resulted in an increase in prepaid expenses of approximately $60,000. The increase in accounts payable of approximately $212,700 reflects the increase in our research and development activities. Also, since closing of the equity placement, we have maintained our accounts payable aging in line with vendor terms. The net cash used in investing activities was due to the move into our new office location and the addition of personnel necessitated the purchase of additional furniture, a phone system, work station for new employees, and a computer network.

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

Financings

On July 15, 2005, we entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. The credit facility was guaranteed by Dr. Lindsay Rosenwald, one of our directors and the managing member of Horizon BioMedical Ventures, a significant stockholder. In return for such guaranty, we agreed to grant Dr. Rosenwald warrants to purchase a number of shares of Cougar common stock determined based upon the amount of the credit facility that was drawn upon. Prior to terminating the credit facility in 2006, we utilized a maximum of $600,000 of the credit facility, and issued Dr. Rosenwald a five-year warrant to purchase 31,732 shares of common stock at an exercise price of $8.28 per share (as adjusted pursuant to the merger in consideration of the guaranty). Using the Black-Scholes option pricing model, we recorded a debt issuance cost of approximately $91,000 for the value of warrants issued for the guarantee. The model assumed a risk free rate of 4.33%, a five year term, and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercise only in unregistered shares. We have provided the warrantholders piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants.

On June 30, 2005, we issued unsecured promissory notes to six individuals, including Dr. Arie Belldegrun, a director, in the aggregate amount of $1,000,000 in consideration for aggregate proceeds to us of $1,000,000. In addition to the promissory notes, we issued the six individuals five-year warrants to purchase an aggregate of 52,887 shares of common stock at an exercise price of $8.28 per share (as adjusted pursuant to the merger) in consideration for the guaranty. Of these warrants, warrants to purchase 35,699 shares of common stock were issued to the Belldegrun Children’s Trust, a trust created for the benefit of Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued to the noteholders were valued at approximately $131,000 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a risk-free rate of 4.2%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercise only in unregistered shares. We have also provided the warrantholders piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants.

In two closings on November 23, 2005 and January 24, 2006, Cougar sold an aggregate of $6,145,120 in aggregate principal amount of 5% senior convertible notes, referred to herein as bridge notes, to certain institutional and individual accredited investors in a private placement transaction, referred to herein as the bridge offering. The bridge note holders received five year warrants to purchase an aggregate of 148,460 shares of our common stock at a price per share of $8.28 per share (as adjusted pursuant to the merger). These warrants were valued at $455,958 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a five year term, risk free rate of 4.3% and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at the option of the Company if the Company’s common stock is traded on the OTCBB, Nasdaq or a national securities exchange and the common stock has had an average closing price per share over a period of thirty consecutive calendar days equal to or greater than the exercise price of the warrants, as adjusted, which is initially $3.18. The warrants do not provide for cashless exercise. The warrants (and the common stock issuable upon exercise of the warrants) were not registered, and include restrictions upon transfer. We have also provided the warrantholders piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the warrant. Additionally, Cougar issued warrants to purchase an aggregate of 74,227 shares of common stock at an exercise price per share of $8.28 per share to Paramount BioCapital, Inc., our placement agent, and its designees and paid commissions of $430,158 and other offering-related expenses aggregating approximately $31,000 to Paramount BioCapital. These warrants were valued at approximately $212,500 using the Black-Scholes option pricing model and recorded as debt issuance cost. Lindsay A. Rosenwald, M.D., one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a significant stockholder, is the Chairman and Chief Executive Officer of Paramount BioCapital, Inc. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercise only in unregistered shares. We have also provided the warrantholders piggyback and demand registration rights relating to the resale of the common stock issuable upon exercise of the warrants. The principal balance of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, was automatically converted into units of our securities on April 3, 2006 at a price per share of $4.50, pursuant to the terms of such private placement offering. Accordingly, the holders of the bridge notes received an aggregate of 138,416 shares of common stock and 1,245,746 shares of preferred stock upon conversion (as adjusted pursuant to the merger). We have no obligation to settle any exercise of the warrants or conversion of the preferred stock in cash or registered shares; we intend to settle such exercise only in unregistered shares. The holders of the bridge securities are entitled to piggy-back registration rights with respect to the shares of common stock issued or issuable upon conversion of preferred stock.

On April 3, 2006, immediately prior to the closing of the merger with SRKP, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Additionally, on terms similar to that in the offering, we sold 35,334 shares of common stock and 318,008 shares of preferred stock (as adjusted pursuant to the merger) in consideration of cash in the amount of approximately $600,000 and the cancellation of certain of our note obligations in the aggregate amount of approximately $990,000, including principal and interest. Each share of preferred stock, designated as Series A Convertible Preferred Stock, is convertible, in whole or in part, at the option of the holder at any time into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. At our election, we may require each holder to convert its outstanding shares of preferred stock into shares of our common stock if the price per share of common stock trades at or above 200% of the initial purchase price of $4.50 for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market. The holders of the preferred stock have the rights under certain circumstances to demand redemption after the tenth anniversary of the original issuance date. Accordingly, the preferred stock is recorded outside of permanent equity on our balance sheet. Under the terms of the Certificate of Designation for the Series A Convertible Preferred Stock and the subscription agreements entered into with the investors in the offering we have no obligation to settle any conversion of the Series A Convertible Preferred Stock in cash (other than pursuant to a redemption as referenced above) or registered shares; we intend to settle such conversion only in unregistered shares. We have, however provided the holders of the Series A Convertible Preferred Stock with registration rights to the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $21 million and project total development expenses per product candidate of approximately $50-75 million. We will need approximately $5 million for general administrative expenses over the next 12 months.

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

As part of our planned expansion, we have budgeted hiring up to 4 additional full-time employees devoted to research and development activities and up to 2 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the fourth quarter of 2006. These positions will require an advanced degree in the medicine and or bioscience and significant experience in the pharmaceutical or biotechnology industries. Our annual payroll expense will increase by approximately $1.0 million and our annual benefits and payroll taxes will increase by approximately $108,000. We anticipate spending approximately $465,900 on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $21 million on clinical development and research and development activities and expend approximately $5 million on general and administrative expenses and $242,000 on facilities rent.

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

Penalty Relating to Registration Requirements

In conjunction with its equity offering (see Note 6 of the financial statements), the Company was required to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in the offering on April 3, 2006, (including common stock issuable upon conversion of the Series A Preferred Stock) under the Securities Act within 30 days after the closing and to use its best effort to have the registration statement effective within 180 days after the closing. The Company’s penalty for not meeting the registration requirement is to make compensatory payments (“Liquidated Damages”) in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12.0% of the aggregate purchase price paid by the investors. As of December 18, 2006, the registration statement had not become effective. Beginning October 1, 2006 and up to the date the registration statement becomes effective, the Company will be in default of its obligations to have the registration statement become effective with 180 days of the placement closing. The Company is subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such Liquidated Damages accrue. For each 30-day period in which the Company is in default it will be required to pay Liquidated Damages in the amount of approximately $412,000. The maximum potential exposure for the Company based on the 12% cap is approximately $4,944,000. As a result of the liquidation damages provision, we performed an evaluation of the transaction to determine whether it would cause the underlying instruments to be treated as liabilities under EITF 00-19. We reviewed the variance in the value of unregistered and registered stock to determine if it exceeded the 12% cap of the liquidating damages provision in accordance with provisions of EITF 05-4, “The Effect of a Liquidating Damages Clause in a Freestanding Financial Instrument Subject to Issue No. 00-19”. Based on this review, we have concluded that the liquidated damages provision does not cause the underlying instruments to be treated as liabilities under EITF 00-19.

In December 2006, we issued to certain investors who agreed to take shares of our common stock in lieu of a cash compensatory payment for the penalty relating to the first 30-day period an aggregate of 89,198 shares of our common stock. The resale of these sales has not been registered, and we have not provided the investors registration rights relating to these shares.

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

COUGAR BIOTECHNOLOGY, INC.

Date: January 16, 2007	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
President and Chief Executive Officer

Date: January 16, 2007	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

 Index to Exhibits Filed with this Report

Exhibit No. Description

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.