Form 10KSB
period 2006-12-31
Cougar Biotechnology, Inc.
filed 2007-04-02
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-51473

COUGAR BIOTECHNOLOGY, INC.

(Exact name of issuer as specified in its charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 943-8040

(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 23, 2007 based on the closing price of the common stock as reported on the OTC Bulletin Board on such date was $201,435,282.

As of March 23, 2007 there were 14,969,470 outstanding shares of common stock, par value $.0001 per share.

Traditional Small Business Disclosure Format:    Yes  ☐    No  ☒

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Annual Report on Form 10-KSB refer to Cougar Biotechnology, Inc., a Delaware corporation, unless the context indicates otherwise.

Forward-Looking Statements

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “expect,” “may,” “intend,’ and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Investors should be aware that actual results may differ materially from our expressed expectations because of risk and uncertainties inherent in future events, particularly those risks identified in Item 1 in this Annual Report, and should not unduly rely on these forward looking statements.

Part I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Cougar Biotechnology, Inc. is a development stage biopharmaceutical company that acquires and develops innovative products for the treatment of cancer. We focus on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer, and then developing those drug candidates for commercial use.

We currently have rights to three clinical stage drug candidates:

•	CB-7630 (Abiraterone Acetate), which we are developing for the treatment of advanced prostate cancer patients;

•	CB-3304 (Noscapine and related analogs), which we are developing for the treatment of hematological malignancies (non-Hodgkin’s lymphoma and multiple myeloma);

•	CB-1089 (Seocalcitol), an analog of Vitamin D that we are developing to be used in the treatment of prostate cancer.

We were originally incorporated under Delaware law in May 2003 under the name Cougar Biotechnology, Inc. Over the course of the next year, we retained our executive officers and the initial members of our board of directors and began searching for product candidates. In March 2004, April 2004 and June 2005, respectively, we in-licensed our three product candidates, CB-7630, CB-3304, and CB-1089. We continue to search for additional product candidates.

On April 3, 2006, we were acquired by SRKP 4, Inc., a shell corporation formed under Delaware law, in a “reverse” merger whereby a wholly-owned subsidiary of SRKP 4 merged with and into Cougar Biotechnology, with Cougar Biotechnology remaining as the surviving corporation and a wholly-owned subsidiary of SRKP 4. In accordance with the terms of this merger, the stockholders of Cougar Biotechnology exchanged all of their shares of Cougar Biotechnology for shares of SRKP 4’s capital stock. Immediately following the merger, SRKP 4 redeemed all of the shares of SRKP 4 capital stock that were outstanding immediately prior to the merger for aggregate consideration of $200,000. As a result of the issuance of the shares of SRKP 4 capital stock to the former Cougar Biotechnology stockholders and the redemption of the shares held by the former SRKP 4 stockholders, following the merger and redemption, the former stockholders of Cougar Biotechnology held all of the outstanding shares of SRKP 4’s capital stock. Upon the completion of the merger, all of the former officers and directors of SRKP 4 resigned and were replaced by the officers and directors of Cougar Biotechnology. Additionally, following the merger SRKP 4 changed its name to Cougar Biotechnology, Inc.

Our executive offices are located at 10990 Wilshire Boulevard, Suite 1200, Los Angeles, California 90024. Our telephone number is (310) 943-8040 and our internet address is www.cougarbiotechnology.com.

Our Strategy

We focus on in-licensing and further developing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer. Although the cost of licensing drug candidates for which the initial clinical testing has been completed may be significantly higher than those for which clinical testing has not been completed, we believe there is significantly less risk associated with our investment and continued development of clinical stage drugs due to the fact that we are able to obtain an initial indication of the drug’s safety and efficacy before we decide to invest our capital in the drug’s development.

We consider potential drug acquisitions through a number of sources, including solicitations from potential sellers of such drugs and through searches completed by both our employees and directors and by independent consulting firms. In considering potential acquisitions, we complete an evaluation of the scientific and medical viability of the drug. Depending on the drug, this evaluation is completed by us internally if any of the members of our team have specific experience with the related technology, or by third party consultants with specific experience with the related technology. In addition to scientific and medical viability factors, we also consider the drug from a market perspective, considering not only the prospective expense of development and commercialization of the drug, but also the economic potential of the drug on such market if successfully developed. Internal evaluation, when undertaken, is completed by our Scientific Advisory Board, whose members assist management in the assessment of research, development and commercial programs of biotechnology or pharmaceutical companies that Cougar may consider acquiring and provide advice and guidance with respect to the research and commercial development plans of our product portfolio. We will not enter into any licensing transaction unless our board of directors has first approved the transaction. Its decision will depend on several factors, including the scientific merits of the technology, the costs of the transaction and other economic terms of the proposed license, the amount of capital required to develop the technology, and the economic potential of the drug candidate should it be commercialized.

Currently, we do not follow any policy or formula as to our acquisition of product candidates, other than seeking drugs for which pre-clinical or clinical testing has commenced. To date, we have acquired in-licenses from entities of varied backgrounds, including large companies (LEO Pharma A/S), small companies (BTG plc) and academic institutions (Emory University). We will continue to consider potential acquisitions based on the consideration of the factors identified above.

As we move our product candidates through development toward regulatory approval, we will evaluate several options for each product candidate’s commercialization strategy. These options include building our own internal sales force, entering into a joint marketing partnership with another pharmaceutical or biotechnology company whereby we jointly sell and market the product, and out-licensing our product whereby another pharmaceutical or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotech companies. It is too early for us to know which of these options we will pursue for our product candidates, assuming their successful development.

Our Product Candidates

CB-7630 (Abiraterone Acetate)

In April 2004, we licensed from BTG plc., a British corporation, the exclusive, worldwide rights to abiraterone acetate, or CB-7630, which is an orally available, targeted inhibitor of the steroidal enzyme known as 17a-hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB-7630 may reduce the testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

Prostate cancer patients are commonly treated with one or more types of hormone therapy, including luteinizing hormone-releasing hormone agonists, or LHRH agonists, and anti-androgens. LHRH agonists are designed to suppress testosterone and anti-androgens are designed to block testosterone from stimulating the prostate cancer cell. Based on clinical trials performed to date, we believe that CB-7630 has potential applications in the treatment of prostate cancer, including (i) serving as a second-line hormonal therapy for patients with hormone refractory prostate cancer that have failed traditional first-line (initial) LHRH agonist and/or anti-androgen therapy; (ii) serving as a first-line hormonal therapy for patients with advanced prostate cancer that have yet to receive traditional first-line LHRH agonist and/or anti-androgen therapy; and (iii) serving as a second line chemotherapy for patients with advanced prostate cancer that have failed treatment with first line chemotherapy.

Background on Prostate Cancer

According to the American Cancer Society, prostate cancer is the most common tumor in men in the United States, with approximately 218,890 new cases and approximately 27,050 deaths expected in 2007. At present, men in the United States have a one in five lifetime risk of being diagnosed with prostate cancer, and approximately 10-15% will have metastatic, or advanced, disease at the time of diagnosis.

In men, the prostate is a walnut-shaped gland located just below the bladder and in front of the rectum. When cells in the prostate begin to grow out of control, a cancerous tumor can form. As the tumor grows, it can spread to the interior of the prostate gland, to tissues near the prostate, to sac-like structures attached to the prostate (seminal vesicles), and to distant parts of the body (e.g., bones, liver, lungs).

For patients with advanced, metastatic prostate cancer, the standard of care is treatment with hormonal ablation therapy (hormone therapy). Hormonal therapies are used to suppress or block male steroid hormones, called androgens. Androgens, particularly testosterone and dihydrotestosterone, have been shown to stimulate prostate cancer cell growth. Hormonal therapies may include surgery to remove the testicles (also known as orchiectomy) or the use of two classes of hormonal agents: (i) LHRH agonists and (ii) anti-androgens. LHRH agonists work by shutting off the production of luteinizing hormone by the pituitary gland, which stops testosterone production by the testes. In contrast, anti-androgens block the androgen receptors on prostate cancer cells, thereby preventing androgens from stimulating the growth of such prostate cancer cells.

Initially, these hormonal ablation therapies relieve prostate cancer symptoms and decrease the levels of prostate-specific antigen, or PSA. However, the median duration of response to these hormonal ablation therapies is less than two years. All patients with advanced prostate cancer who are treated with androgen deprivation eventually develop progressive hormone-refractory prostate cancer, as evidenced by increasing PSA levels, progressive disease on imaging studies, or progressive symptoms such as pain. Because the molecular basis for this progression to the hormone-refractory state is poorly understood, the treatment of patients with hormone-refractory prostate cancer remains a clinical challenge.

One important strategy for treatment of hormone-refractory prostate cancer involves secondary hormonal manipulations after the failure of primary hormonal ablation therapy. This approach is based on the observation that most tumors that are hormone refractory continue to maintain a functional androgen-receptor signaling pathway despite castrated levels of testosterone resulting from first-line hormonal therapies. In addition, studies published in Nature Medicine in 2004 have shown that there is an increase in the expression of the androgen receptor when the tumor has become hormone refractory. In this way, androgen receptor over-expression may allow for the continued growth of prostate cancer cells in the environment of the minute levels of androgens (such as testosterone) that are present during the combined use of LHRH agonists and anti-androgens.

Strategies for second-line hormonal therapies are based on two factors. First, extra-testicular sources of testosterone represent an important secondary source of androgen stimulation in patients with prostate cancer. More specifically, as much as 10% of circulating testosterone is produced by the adrenal glands, thus making the adrenal production of testosterone an important target for secondary hormonal manipulations. Consequently, it has been shown that drugs that inhibit adrenal testosterone production can induce clinical responses in prostate cancer patients that have failed first-line hormonal therapy. Second, the development of hormone-refractory prostate cancer is caused in part by changes in the androgen receptor regulation as the sensitivity of the androgen receptor is increased by the over-expression of the androgen receptor in the environment of lower testosterone concentrations.

Current treatments such as orchiectomy and LHRH agonists result in reduced androgen production by the testes but do not interfere with androgen production by the adrenals, which may contribute androgen precursors to the prostate and thereby to hormone-refractory prostate cancer. More specifically, since these first-line hormonal treatments leave testosterone derived from adrenal sources intact, PSA levels begin to rise over the two to three years following initial treatment, and prostate tumors eventually progress to become hormone refractory. Unfortunately, currently about half of patients with hormone-refractory prostate cancer die within 12 months of becoming hormone-refractory because, at present, there is no successful treatment for hormone-refractory prostate cancer.

Advantages of CB-7630

Based on preclinical and clinical studies to date, we believe that CB-7630 may offer an advantage over existing treatments that are used as second-line hormonal therapies for the treatment of prostate cancer that have failed first-line hormone therapy. Currently, there is no drug specifically approved as a second-line hormonal agent for the treatment of prostate cancer. Rather, the standard of care for second-line hormonal therapies includes using existing drugs, such as steroids (hydrocortisone, dexamethasone), hormones (estrogen, aminoglutethimide) and antifungal agents (ketoconazole), in “off-label” settings, and each of these drugs has characteristics limiting its usefulness as a treatment for prostate cancer. We believe that CB-7630 may have potential advantages over such existing treatments, most notably due to its increased selectivity and stronger inhibition of the target enzyme (17a-hydroxylase/C17,20 lyase) resulting in more selective inhibition of adrenal androgens. Moreover, while existing second-line hormonal treatments have detrimental side effects limiting their use (including the gastrointestinal side effects, hepatotoxicity and cutaneous side effects, or “sticky skin syndrome”, associated with certain anti-fungal agents, and the adrenal insufficiency, hypotension and deep vein thrombosis that are associated with certain hormones), no such side effects appear to be triggered by the use of CB-7630. Should CB-7630 continue to demonstrate a lack of serious side effects, it could position the drug favorably against other agents. Finally, agents used as second-line hormonal agents for hormone refractory prostate cancer need to be taken multiple times during the day. In its clinical testing to date, CB-7630 has shown the potential to be given once per day. Such a convenient dosing schedule may result in better patient compliance compared to the other agents that are used as second-line hormonal treatments.

Results of Clinical Trials for CB-7630

In three separate trials performed by Cancer Research UK Centre for Cancer Therapeutics, Institute of Cancer Research, located in Sutton, United Kingdom, and Royal Marsden NHS Trust, also located in Sutton, United Kingdom, CB-7630 was administered as a single agent to a total of 26 prostate cancer patients. In all three clinical studies, treatment with CB-7630 was seen to be well tolerated with no serious adverse biochemical or hematological side effects. The results of these Phase I trials were published in the British Journal of Cancer in June 2004.

In the first study, CB-7630 was given as a single oral dose to 16 patients that had previously undergone orchiectomy or were currently receiving hormone therapy. Therefore, these patients had castrate levels of testosterone. The goal of the study was to determine the dose of CB-7630 that could cause suppression of testosterone synthesis to undetectable and super-castrate levels (<0.14 nmol/l, or 4 ng/dL) in these patients. This was achieved at the highest dose level tested (500 mg).

In the second study, CB-7630 was given as a single oral dose to four patients that had not previously undergone orchiectomy and were not currently receiving hormone therapy. Therefore, these patients had noncastrate levels of testosterone. The goal of the study was to determine the dose of CB-7630 that was sufficient to cause suppression of testosterone synthesis in these patients. In all three patients tested at the 500 mg levels, a reduction in testosterone levels of greater than 50% from baseline was observed.

In the third study, CB-7630 was given daily for 12 consecutive days to six patients that had not previously undergone orchiectomy and were not currently receiving hormone therapy. Therefore, these patients had noncastrate levels of testosterone. The goal of the study was to determine the dose of CB-7630 that was sufficient to suppress testosterone synthesis both to castrate levels (<2.0 nmol/l, or 50 ng/dL) and to levels that are comparable to those typically seen in patients that are treated with hormonal ablation therapy, such as LHRH agonists (<0.7 nmol/l, or 20 ng/dL). The results showed that all patients treated at the 500 mg and 800 mg level experienced suppression of testosterone to castrate levels. In addition, 2 out of 3 patients treated at 800 mg daily had complete suppression of testosterone down to levels less than 0.7 nmol/l, or 20 ng/dL.

In December 2005, we initiated a Phase I/II trial of CB-7630 for the treatment of advanced prostate cancer. The Phase I/II trial was conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase I/II study was an open label, dose escalating study to evaluate the safety and efficacy of CB-7630 administered daily as a second-line hormonal agent to patients with chemotherapy-naïve hormone refractory prostate cancer with a rising PSA despite hormonal therapy. The Phase I portion of this trial was completed and the Phase II portion of this trial was initiated in December 2006. In February 2007, we announced the results of the Phase I portion of this clinical trial and the interim results of the Phase II portion of the study.

The results from the completed Phase I stage of the trial showed that in the 15 patients tested, CB-7630 was well tolerated at doses as high as 2000 mg/day with no dose limiting toxicity observed. Of the 15 patients that were evaluable for antitumor activity, 9 patients (60%) experienced a confirmed decline in PSA levels of greater than 50% with 6 of the 15 patients (40%) experiencing PSA declines of greater than 90%. Of the 10 evaluable patients with measurable tumor lesions, treatment with CB-7630 resulted in partial radiological responses (as measured by the Response Evaluation Criteria in Solid Tumors Group, or RECIST, criteria) in 5 (50%) patients, while 2 patients experienced regressing bone disease and 3 other patients have ongoing stable disease. Individual patients treated with CB-7630 also experienced relief of pain. Circulating tumor cells (CTC) were detected in 6 of 14 patients and changes in CTC counts were shown to correlate with changes in PSA. Additionally, the interim results from the Phase II expansion portion of the trial showed that 9 (60%) out of 15 patients treated thus far in the Phase II trial have experienced a decline in PSA levels of greater than 50%.

Also in December 2006, we initiated a Phase II trial of CB-7630 to evaluate the efficacy of the drug in patients with advanced prostate cancer that have failed treatment with first line chemotherapy (e.g. Taxotere). In February 2007, we announced the interim results of this Phase II trial. More specifically, we announced that a 50% drop in PSA has been detected in 7 (54%) of the first 13 patients that have been treated with CB-7630 in the trial. Individual patients treated with CB-7630 also experienced symptomatic relief of pain and decreased analgesic use.

In July 2006, we initiated an additional Phase I trial of CB-7630 at the University of California, San Francisco Comprehensive Cancer Center. In this trial, CB-7630 is administered once daily to chemotherapy-naïve patients with hormone refractory prostate cancer (HRPC), who had progressive disease despite treatment with LHRH analogues and multiple other hormonal therapies.

In February 2007, we announced the interim results of this Phase I trial. Of the 9 patients that had been enrolled in the study, 2 patients had "PSA only" disease and 7 patients had bone metastases. 8 of 9 patients had received prior treatment with ketoconazole. Treatment with CB-7630 was found to be well tolerated at doses up to 500 mg/day and no dose limiting toxicity had been observed in the trial as of such date. Of the 6 patients who had completed the initial 28 day treatment cycle, 6 (100%) have experienced a decline in PSA and 5 of 6 patients (83%) have experienced a greater than 50% decline in PSA.

CB-7630 Plan of Development

A Phase II clinical trial of CB-7630 as a second-line hormonal agent for advanced prostate cancer patients that have failed treatment with first-line hormone therapy was initiated in December 2006. The Phase II trial is being conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden NHS Foundation Trust in the United Kingdom. The Phase II clinical trial will evaluate the efficacy of CB-7630 administered daily to patients with chemotherapy-naïve HRPC with a rising PSA despite hormonal therapy. Efficacy evaluations in the trial will include declines in PSA levels, tumor shrinkage (as measured using the RECIST criteria) and duration of response (by PSA and RECIST criteria). We expect a total of 35 patients will be enrolled in the trial. Also in December 2006, we initiated a Phase II trial of CB-7630 that will evaluate the efficacy of the drug in patients with advanced prostate cancer that have failed treatment with first line chemotherapy (e.g. Taxotere). The trial will enroll 33 patients and will be conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden NHS Foundation Trust in the United Kingdom as well as at Memorial Sloan-Kettering Cancer Center and the University of California, San Francisco, Comprehensive Cancer Center in the United States. Efficacy evaluations in the trial will include declines in PSA levels, tumor shrinkage (as measured using the RECIST criteria) and duration of response (by PSA and RECIST criteria).

CB-3304 (Noscapine and Related Analogs)

In March 2004, we licensed from Emory University the exclusive, worldwide rights to noscapine, or CB-3304, which is an orally available alkaloid derived from opium. We believe that preclinical studies published in the Proceedings of the National Academy of Science demonstrate that CB-3304 acts as an inhibitor of microtubules and tubulin (which make up the structural components of cells) and has anticancer activity in preclinical tumor models. More specifically, the drug alters microtubule dynamics, blocks cell division (mitosis) and causes apoptosis (programmed cell death). Therefore, we believe that CB-3304 may have potential applications in the treatment of a number of tumor types in which tubulin inhibitors have already been shown to be effective, including non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer. CB-3304 was derived by Emory University with some assistance from the National Institutes of Health, and our license is thus subject to certain rights of the U.S. Government as provided under the Bayh-Dole Act, 35 USCA §200-212. See “License Agreements.”

Background on Non-Hodgkin’s Lymphoma and Tubulin Inhibitors

Non-Hodgkin’s lymphoma, or NHL, is a cancer that originates in the lymph nodes in the body. More specifically, NHL is a cancer of B-cell and T-cell lymphocytes. According to the American Cancer Society, there are currently over 300,000 patients diagnosed with NHL in the United States, with approximately 63,190 newly diagnosed cases annually. Approximately 85% to 90% of patients diagnosed with NHL in the United States have B-cell NHL. According to the American Cancer Society, NHL is the sixth leading cause of cancer-related death in the United States with approximately 18,660 patients expected to die of the disease in 2007, and the international market for NHL is estimated to be at least equal in size to the United States market.

NHL is clinically classified as being either slow-growing, referred to as indolent, or fast-growing, referred to as aggressive, depending on whether the patient’s survival time after relapse from the initial therapy is measured in years or in months. Indolent and aggressive NHL each constitute approximately half of all newly diagnosed B-cell NHL, and roughly half of the indolent B-cell NHL is follicular B-cell NHL. Although indolent B-cell NHL progresses at a slow rate, it is eventually fatal and there is no cure currently available. According to the American Cancer Society, the median survival time from diagnosis for patients with indolent B-cell NHL having stage III/IV follicular B-cell NHL is between seven and ten years. Unlike indolent B-cell NHL, approximately 40% of aggressive B-cell NHL cases are cured by standard chemotherapy. The remaining patients with aggressive B-cell NHL relapse and cannot be effectively treated.

Microtubules, composed of the protein tubulin, are cellular components that play a key role in cell division, or cellular mitosis. Microtubules participate in the exact organization and function of the mitotic spindle, and are critical for assuring the integrity of the segregated DNA. Because of their critical function, microtubules represent one of the key targets for cancer treatments.

Antimicrotubule agents, or tubulin inhibitors, are a well accepted class of drugs in the treatment of cancer and include taxanes (such as paclitaxel and docetaxel) and vinca alkaloids (such as vincristine, vinorelbine, and vinblastine) that are used either alone or in combination with other anti-cancer drugs. These tubulin inhibitors act by promoting apoptosis, or programmed cell death, which results in the destruction of cancer cells. However, the cytotoxic effects of tubulin inhibitors are nonselective; therefore, they affect normal cells as well as cancerous cells. Thus tubulin inhibitors adversely effect rapidly dividing blood cells (leading to anemia, neutropenia and thrombocytopenia) and the cells of nervous system (leading to neural toxicity such as peripheral neuropathy). In addition to these toxicities, repeated dosing with tubulin inhibitors can lead to the tumor developing resistance to treatment, which eventually renders these drugs ineffective.

Advantages of CB-3304

As discussed above, CB-3304 is an orally active alkaloid derived from opium. Preclinical studies have shown that CB-3304 is a microtubule targeting agent that alters microtubule dynamics, blocks mitosis, and causes apoptosis. More specifically, CB-3304 has been shown to: 1) bind to tubulin and alter its ability to form microtubules; 2) interfere with microtubule dynamics both in vitro and in living cells; 3) arrest a number of cancerous cells in mitosis and target them for apoptosis and 4) inhibit the growth of solid murine lymphoid tumors, human breast, bladder and melanoma tumors implanted in mice by inducing a condition known as polyploidy (where the cell has more than two sets of chromosomes per nucleus) and apoptosis. CB-3304 has also shown the ability to inhibit the proliferation of both paclitaxel sensitive and paclitaxel resistant human ovarian carcinoma cell lines.

We believe that CB-3304 may have advantages over existing tubulin inhibitors for the treatment of cancer. More specifically, the mechanism of action of the majority of tubulin inhibitors is that of either promoting or inhibiting microtubule assembly. CB-3304 has a unique mechanism of action whereby the drug does not significantly promote or inhibit microtubule assembly but instead alters microtubule dynamics and increases the amount of time that the microtubules spend in an attenuated (or paused) state, which leads to apoptosis. CB-3304 has also been shown to bind to a different site on tubulin than other tubulin inhibitors. We believe that this unique mechanism of action and binding site may translate into CB-3304 demonstrating efficacy in patients that have failed treatment with other microtubule inhibitors. Moreover, because most tubulin inhibitors affect all rapidly dividing cells (both normal and cancerous), tubulin inhibitors are generally associated with a variety of serious side effects, including neuropathy, anemia and neutropenia. In contrast, we believe preclinical studies have shown that CB-3304 does not damage normal cells. We believe the results of these preclinical studies also suggest that CB-3304 does not cause any of the same deleterious side effects as other tubulin inhibitors. If this benign side effect profile is also seen during the clinical testing with CB-3304, it could represent an important advantage for CB-3304 over other microtubule inhibitors. Finally, since the majority of tubulin inhibitors are administered intravenously, we believe that CB-3304, due to its ability to be administered orally, may have significant dosing advantages over existing tubulin inhibitors.

We believe that CB-3304 may be utilized in the treatment of NHL. The standard of care for treatment of NHL currently includes chemotherapy and radiation therapy. Specifically, the monoclonal antibody Rituxan® has also been gaining widespread use either alone or in combination with chemotherapy. Although patients with low-grade lymphoma often respond to treatment with Rituxan®, such patients cannot currently be cured with any form of therapy. Eventually, these patients will become refractory to all forms of therapy, including Rituxan®. Some patients with aggressive NHL may be cured with chemotherapy treatment. However, most patients with aggressive NHL may relapse or fail to respond to existing therapies.

Results of Clinical Trials and Plan of Development

In December 2005, we announced that positive interim data from an ongoing investigator sponsored Phase I trial of CB-3304 in patients with non-Hodgkin’s lymphoma whose disease had relapsed after treatment with other therapies or whose disease was refractory to other treatments was presented at the American Society of Hematology Annual Meeting. The trial is an open label dose escalating study, being conducted at the University of Southern California Norris Comprehensive Cancer Center, where cohorts of subjects with relapsed/refractory NHL or chronic lymphocytic leukemia, referred to as CLL or SLL, were treated at one of three different dose levels involving total daily doses of 1 gram, 2 grams, and 3 grams per day. At each dose level, CB-3304 was administered orally on a three times a day schedule for 49 days. In the trial, responses for NHL patients were evaluated using the International Working Group Response Criteria for NHL and responses for CLL patients were evaluated using the NCI Working Group criteria. For both NHL and CLL patients, toxicity was graded according to the NCI common toxicity criteria.

This interim data involved 12 patients with a median age of 65 years (range 38-71). Four subjects had CLL/SLL, 2 had mantle cell lymphoma, one had follicular grade III lymphoma, 4 had diffuse large cell lymphoma, referred to as DLC, and one had lymphoplasmacytic low grade lymphoma. These interim results suggest:

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

In December 2005, we also announced results from preclinical experiments presented at the American Society of Hematology Annual Meeting that we believe demonstrate the effectiveness of CB-3304 for the treatment of NHL and multiple myeloma and that warrant our continued development of the drug in hematological malignancies. The preclinical studies demonstrate that CB-3304 exhibits potent antitumor activity against NHL and myeloma cells and in preclinical cancer model. More specifically, the in vitro studies demonstrated that CB-3304 exhibited antitumor activity against multiple myeloma cells, and two types of lymphoma cells. Additionally, in studies performed in preclinical cancer models, noscapine was seen to delay the growth of the tumor by approximately 30-80% of the tumor volumes. Due to the results of these preclinical studies, we amended the protocol for the ongoing Phase I trial of CB-3304 in order to allow multiple myeloma patients to be enrolled in the trial in addition to NHL patients.

We are also currently in preclinical development of several noscapine analogs. According to preclinical studies, which were reported in the October 2002 edition of The Journal of Urology and the October 2003 edition of Molecular Pharmacology, these noscapine analogs appear to be more potent microtubule interfering agents that arrest mitosis and inhibit cell proliferation in human breast, cervical, colon, ovarian and prostate cancer cells, and inhibit the proliferation of human ovarian cancers cells that are resistant to paclitaxel and epothilone, with a much higher efficacy than CB-3304. We intend to continue to conduct preclinical studies with respect to these noscapine analogs. If these preclinical studies are successful, we intend to pursue clinical development of the applicable analogs.

In previous filings with the SEC, we stated that we intended to initiate a Phase I/II trial of CB-3304 in multiple myeloma in early 2007. We currently anticipate initiating this Phase I/II trial in mid 2007.

CB-6604 (Extended Release of CB-3304)

We are also conducting preclinical development of CB-6604, an extended release version of CB-3304. We believe that in vitro studies in breast cancer cells have demonstrated that increasing the amount of time that such cells are exposed to CB-3304 results in a significant increase in the apoptotic effects of the drug. We plan to proceed with preclinical testing of CB-6604 in vivo tumor models, at the optimal dose determined in the in vitro studies, in order to further investigate the safety and antitumor activity of CB-6604.

CB-1089 (Seocalcitol)

In June 2005, we licensed from LEO Pharma A/S the exclusive, worldwide rights to seocalcitol, or CB-1089, which is an analog of vitamin D. We believe that a number of preclinical studies have shown that vitamin D, or more specifically its biologically active metabolite “calcitriol,” has demonstrated anticancer activity in a number of different tumors including prostate, breast, pancreas, colon, skin and brain cancer. Calcitriol has many mechanisms of action in cancer including the ability to inhibit cell reproduction (proliferation), the ability to inhibit growth of new blood vessels (angiogenesis), and the ability to cause programmed cell death (apoptosis). To date the clinical use of calcitriol has been limited by its adverse effects on calcium metabolism. More specifically, in human testing calcitriol has been shown to elevate serum levels of calcium, resulting in an adverse condition known as hypercalcemia, which can be life-threatening if left untreated. In preclinical models of prostate cancer, CB-1089 has been shown to inhibit tumor cell growth more potently than calcitriol. Importantly, pre-clinical studies also indicate that CB-1089 has reduced calcemic activity compared to calcitriol, significantly reducing the incidence of hypercalcemia.

Advantages of CB-1089

If significant antitumor activity is seen in the clinical testing of CB-1089, it could position the drug well versus calcitriol. Importantly, recent studies suggest calcitriol, when given in combination with currently used anticancer drugs, substantially increases the efficacy of the other anticancer drugs. Preclinical studies published in the Journal of Urology suggest that CB-1089, when given in combination with other anticancer drugs, has even stronger antitumor activity than calcitriol given in combination with other cancer drugs. For example, preclinical studies have demonstrated that CB-1089 given in combination with ketoconazole, a drug used off label as a second line hormonal therapy for prostate cancer, resulted in a dramatically greater suppression of prostate cancer cell growth than the combination of calcitriol and ketoconazole.

Results of Clinical Trials and Plan of Development

Several epidemiological studies have suggested an association between vitamin D and prostate cancer. More specifically, these studies have suggested that low serum levels of vitamin D results in an increased risk of prostate cancer and that prostate cancer mortality increases with decreasing exposure to sunlight, a natural source of vitamin D. More recently, clinical trial results with calcitriol given in combination with chemotherapy have shown that vitamin D may have a therapeutic benefit in patients with prostate cancer. Data from a Phase III trial of weekly calcitriol in combination with chemotherapy versus placebo and chemotherapy, presented at the 2005 Annual Meeting of the American Society of Clinical Oncology, demonstrated that patients receiving the combination of calcitriol plus chemotherapy had an increased survival over patients receiving placebo plus chemotherapy. Should the results of clinical trials with CB-1089 demonstrate efficacy in patients with advanced prostate cancer, we believe we will be able to strongly position CB-1089 in the prostate cancer market. In its Phase I testing, CB-1089 was administered to 36 patients with advanced cancer. The results from the trial showed that the drug was well tolerated with an acceptable adverse event profile. Importantly, the data from the trial supported the preclinical findings that CB-1089 was indeed less calcemic than calcitriol. We intend to initiate clinical trials of CB-1089 in prostate cancer in mid 2007.

CB-1089 has been tested as a single agent in a number of clinical trials including hepatocellular carcinoma, colorectal cancer, breast cancer and pancreatic cancer. Evidence of antitumor activity has been seen in hepatocellular carcinoma and colorectal cancer. More specifically, in a Phase II trial of CB-1089 in 33 patients with inoperable hepatocellular carcinoma, 2 patients demonstrated a complete response and 12 patients showed stable disease. However, in subsequent trials CB-1089, at the dose and regimen tested, did not demonstrate the ability to increase survival in patients with inoperable hepatocellular carcinoma. Due to the heterogeneous nature of hepatocellular carcinoma, Cougar is performing preclinical investigations to identify subtypes of hepatocellular carcinoma that are more likely to respond to CB-1089.

We currently plan to initiate a Phase I trial of CB-1089 in advanced prostate cancer patients by mid 2007.

Clinical Testing of Our Products in Development

Each of our products in development, and likely all future product candidates we in-license, will require extensive pre-clinical and clinical testing to determine the safety and efficacy of the product applications prior to seeking and obtaining regulatory approval. This process is expensive and time consuming. In completing these trials, we are dependent upon third-party consultants, consisting mainly of investigators and collaborators, who will conduct such trials.

We and our third-party consultants conduct our pre-clinical testing in accordance with Good Laboratory Practices and our clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for preclinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, our pre-clinical and clinical testing that is completed in the European Union is conducted in accordance with applicable EU standards.

Competition

The development and commercialization for new products to treat cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of these companies have more experience than we do in preclinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees is intense.

In the prostate cancer market, we are aware of several companies, including Abbott Labs, AstraZeneca and Sanofi Aventis, that have products on the market for the treatment of prostate cancer. Additionally, we are aware of several companies, including Abbott Labs, AstraZeneca, Cell Genesys, Dendreon, GPC Biotech and Novacea that are in development for the treatment of hormone refractory prostate cancer. These current and potential products may compete with the products that we are developing for the treatment of hormone refractory prostate cancer.

In hematological malignancies, several companies, including Biogen Idec, Celgene, Cephalon and Millenium Pharmaceuticals, are currently marketing products for the treatment of hematological malignancies. These companies, and others such as Allos Therapeutics, Cell Therapeutics, Merck and Seattle Genetics, are also developing products for the treatment of hematological malignancies. These marketed products and products in development could compete with our proposed products for the treatment of hematological malignancies.

Intellectual Property and License Agreements

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates (CB-7630, CB-3304, CB-1089, CB-6604 and the noscapine analogs) and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. Currently, we have obtained license rights to each of our product candidates, and the entities from which we have licensed the respective drugs have either obtained or applied for patent protection for such products. With respect to these products, we do not anticipate significant expenses in obtaining and maintain patent protection on our (and our licensees) behalf, unless and until a claim or assertion of infringement arises. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Relating to Our Business—If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish,” below.

We will continue to depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

License Agreements

In April 2004, we entered into an exclusive, worldwide license agreement with BTG plc for CB-7630 (abiraterone acetate). Specifically, we licensed US Patent No. 5,604,213, dated February 18, 1997 entitled “17-Substituted Steroids Useful in Cancer Treatment”, US Patent No. 5,618,807, dated April 8, 1997 entitled “Method for Preparing 17-Substituted Steroids useful in Cancer Treatment”, the corresponding foreign patents and two additional US patent applications. As consideration for the rights to abiraterone acetate, we paid BTG an initial license fee of $923,100 and agreed to pay BTG an annual license maintenance fee of 150,000 pounds sterling (currently, approximately $288,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make substantial payments upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicense abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

In March 2004, we entered into an exclusive, worldwide license agreement with Emory University for CB-3304 (noscapine), CB-6604 and the noscapine analogs. Specifically, Cougar licensed US Patent No. 6,376,516, dated April 23, 2002 entitled “Noscapine Derivatives, Useful as Anticancer Agents”, US Patent No. 6,673,814, dated January 6, 2004 entitled “Delivery Systems and Methods for Noscapine and Noscapine Derivatives, Useful as Anticancer Agents”, the corresponding foreign patent applications and additional US patent applications. As consideration for the rights to noscapine and the analogs of noscapine, we paid Emory University an initial license fee of $72,435 and agreed to sponsor a Research Project involving the licensed technology in the amount of $114,000. In connection with the License Agreement, we have agreed to make substantial payments to Emory University, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, we will be obligated to pay to Emory University an annual royalty based on net sales of the product. In the event that we sublicense the licensed technology to a third party, we will be obligated to pay royalties to Emory University based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Pursuant to our license agreement with Emory University, Emory retained for itself and its research collaborators a right and license to use any product, patent or technology created pursuant to the agreement for use for research and educational purposes. Additionally, our rights under the license agreement are subject to certain rights of the United States government as provided under the Bayh-Dole Act, 35 USCA §200-212, as the same may be amended from time to time.

CB-3304 was derived by Emory University with some assistance from the National Institutes of Health, an agency of the United States government. Accordingly, pursuant to the Bayh-Dole Act, the United States government retains a non-exclusive, paid-up, worldwide license for certain uses relating to CB-3304 and the related technology as it was created pursuant to the partial use of U.S. government funds. The U.S. government also has the right to require us to grant a nonexclusive, partially exclusive or exclusive license of CB-3304 or the related technology, as it determines appropriate, to a third party in the event the U.S. government determines, in its discretion, that (i) we have not taken adequate steps to achieve practical application of CB-3304 or the related technology within a reasonable time (or would not be expected under the circumstances to achieve such practical application within a reasonable time), (ii) action is necessary to alleviate health or safety needs that we are not reasonably satisfying, or (iii) action is necessary to meet requirements for public use under federal regulations what we are not reasonably satisfying. In the event the U.S. government intends to exercise these rights, referred to as “march-in rights,” it is required to issue such determination, and we would be provided an opportunity to file a petition challenging such determination with the U.S. Claims Court within sixty days of receipt of the determination.

In the event we commercialize CB-3304 or any other product resulting from our agreement with Emory University, we will be required under the Bayh-Dole Act, absent a waiver from the U.S. government, to substantially manufacture the product in the United States.

In June 2005, we entered into an exclusive, worldwide license agreement with LEO Pharma A/S for CB-1089 (seocalcitol). Specifically, we licensed US Patent No. 5,190,935, dated April 7, 1990, US Patent No. 6,310,226, dated October 30, 2001, the corresponding foreign patents and certain additional foreign patent applications. As consideration for the rights to seocalcitol, we paid LEO Pharma A/S an initial license fee of $250,000. In addition, the license agreement requires us to make substantial payments upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, we will be obligated to pay to LEO Pharma A/S an annual royalty based on net sales of the product. In the event that we sublicense seocalcitol to a third party, we are obligated to pay royalties to LEO Pharma A/S based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (preclinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We and our manufacturers may also be subject to regulations under other United States federal, state, and local laws.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food Drug and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•

completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations and other regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA to the FDA;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with current good manufacturing practice, or cGMP, regulations and other applicable regulations; and

•	the FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all. Risks to us related to these regulations are described on pages 21 through 23 of this Annual Report.

Preclinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of preclinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•

Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently FDA-approved drugs.

•

Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•

Phase III clinical trials are commonly referred to as pivotal trials. When Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition continued approval of an NDA on the sponsor’s agreement to conduct additional clinical trials with due diligence. In other cases, the sponsor and the FDA may agree that additional safety and/or efficacy data should be provided; however, continued approval of the NDA may not always depend on timely submission of such information. Such post-approval studies are typically referred to as Phase IV studies.

New Drug Application

The results of drug candidate development, preclinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of an NDA. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application.

During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve an NDA and issue a not approvable letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA’s evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We intend to seek orphan drug designation for our products at the appropriate time.

Under European Union medicine laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s PDUFA review clock for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•

Priority Review. As explained above, a drug candidate may be eligible for a six-month priority review. The FDA assigns priority review status to an application if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track drug would ordinarily meet the FDA’s criteria for priority review, but may also be assigned a standard review. We do not know whether any of our drug candidates will be assigned priority review status or, if priority review status is assigned, whether that review or approval will be faster than conventional FDA procedures, or that the FDA will ultimately approve the drug.

•

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life- threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we and our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our drug candidates. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other Regulatory Requirements

Any drugs manufactured or distributed by us or our collaboration partners pursuant to future FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, sales or use, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning and/or untitled letters, corrective advertising and potential civil and criminal penalties.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marking authorization that is valid for all European Union member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marking authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Employees

We have 11 full-time employees and two part-time employees. None of our employees is covered by a collective bargaining unit. We believe our relations with our employees is satisfactory.

Over the course of the next year, we anticipate hiring up to 8 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. In addition, we intend to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

RISK FACTORS

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. You should carefully consider the following risk factors and the other information contained elsewhere in this Annual Report before making an investment in our securities.

Risks Relating to our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are CB-7630, CB-3304, CB-6604, the noscapine analogs and CB-1089, and none of these products are approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Currently, we believe we have cash on hand to fund our operations through December 2007. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation.

We will need to seek additional sources of financing, which may not be available on favorable terms, if at all.

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have experienced significant net losses since our inception. As of December 31, 2006 we had an accumulated deficit of approximately $23.2 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for product candidates;

•	seek regulatory approvals for product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our securities.

We have a limited operating history upon which to base an investment decision.

We are a development-stage company and have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, we will not be able to sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates (CB-7630, CB-3304, CB-6604, the noscapine analogs and CB-1089), or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidate in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidate in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application, or NDA, demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory clearance for any of our product candidates (CB-7630, CB-3304, CB-6604, the noscapine analogs and CB-1089). Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidate for sale outside the United States.

Our success depends on our ability to enhance our existing pipeline of product candidates through the in-license or other acquisition of products in clinical development, and if our business development efforts are not successful, our ability to achieve profitability will be negatively impacted.

Our current product portfolio consists of three drugs that are in the clinical stages of development. We intend to continue to expand our current portfolio and in-license or acquire additional products that are currently in clinical development. If we are not successful in acquiring products that are currently in clinical development, then we will be dependent upon our ability to raise financing for, and the successful development and commercialization of, our current product candidates.

Many other large and small companies within the pharmaceutical and biotechnology industry seek to establish collaborative arrangements for product research and development, or otherwise acquire products in later-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for products in later-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds.

While it is not feasible to predict the actual cost of acquiring additional product candidates, the cost of licensing drugs that are in the clinical stages of development is generally significantly higher than the costs of licensing drugs that have not yet entered clinical development (preclinical drugs). Moreover, we expect that any product candidates we acquire will require significant additional development and other efforts prior to obtaining commercialization, if we ever commercialize any such product. The cost of licensing additional clinical stage drugs and completing the development necessary could be substantial. In order to acquire and further development of such new products, we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders.

If we are able to enhance our existing pipeline of product candidates through the in-license or other acquisition of later-stage clinical development candidates, we may expose ourselves to new risks that were not identified prior to negotiating the in-license or other acquisition agreement that may prevent us from successfully developing or commercializing our product candidates.

Even if we are able to in-license or acquire potential products, we may fail to identify risks during our due diligence efforts, or new risks may arise later in the development process of our product candidates, that we may be unable to adequately address. If we are unable to address such previously unidentified risks in a timely manner, we may be required to discontinue our development of one or more of our product candidates, and our business and results of operations will be harmed.

Our product candidates are in early stages of clinical trials and will require extensive pre-clinical testing and clinical testing. If we are unsuccessful in obtaining regulatory approval for any of our product candidates, we may be required to delay or abandon development of such product candidate.

Each of our product candidates (CB-7630, CB-3304, CB-6604, the noscapine analogs and CB-1089), are in early stages of development and requires extensive pre-clinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidate or whether any such NDA will be accepted. In the event we do not receive regulatory approval for any of our product candidates, we will be required to delay or terminate development of such product candidate.

Clinical trials are very expensive, time-consuming and difficult to design and implement. If clinical trials for any of our product candidates don’t provide positive results, we may be required to abandon or repeat such clinical trials.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidate will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our Investigational New Drug, or IND, submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

If the results of our clinical trials do not support our product candidate claims, the completion of development of such product candidates may be significantly delayed or we may be forced to abandon development of such product candidates altogether.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results. In addition, the initial clinical trial for CB-7630 was performed outside the United States, and therefore, may not have been performed in accordance with standards normally required by the FDA and other regulatory agencies.

If physicians and patients do not accept and use our drugs, our ability to generate revenue from sales of our products will be materially impaired.

Even if the FDA approves one or more of our product candidates, physicians and patients may not accept and use it. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drug;

•	cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our product from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We are dependent upon third-party researchers and developers in the development of our product candidates, and such parties are, to some extent outside of our control.

We depend upon independent investigators and collaborators, such as universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. If outside collaborators fail to devote sufficient time and resources to our drug-development programs, or if their performance is substandard, the approval of our FDA applications, if any, and our introduction of new drugs, if any, will be delayed. These collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Our intention to rely exclusively on third parties to formulate and manufacture our product candidates expose us to a number of risks that may delay the testing, development, regulatory approval and commercialization of our product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no agreements for the commercial scale manufacture of our product candidates. We intend to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration, and corresponding state agencies to ensure strict compliance with good manufacturing practice and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenues.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as CB-7630, CB-3304, CB-6604, the noscapine analogs and CB-1089, should we obtain regulatory approval for such drugs, will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

To date, we hold certain exclusive patent rights, including rights under U.S. patent Nos. 5,604,213, 5,618,807, 6,376,516, 6,673,814, 5,190,935, 6,310,226 and U.S. patent applications as well as rights under foreign patents and patent applications. See “License Agreements & Intellectual Property” above. We anticipate filing additional patent applications both in the U.S. and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

If we infringe the rights of third parties we could be prevented from selling products, forced to pay damages, and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing drug candidate;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.

Our ability to generate product revenues will be diminished if our drugs sell for inadequate prices or patients are unable to obtain adequate levels of reimbursement.

Our ability to commercialize our drugs, alone or with collaborators, will depend in part on the extent to which reimbursement will be available from:

•	government and health administration authorities;

•	private health maintenance organizations and health insurers; and

•	other healthcare payers.

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. Healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover such drug. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our products, once approved, market acceptance of such product could be reduced.

If we are unable to successfully manage our growth, our business may be harmed.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities may involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations.

We rely on key executive officers and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our principal scientific, regulatory and medical advisors. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.

We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. In particular, over the next 12 months, we expect to hire up to eight new employees devoted to research and development. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $1.6 million. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with collaborators.

Certain of our license agreements require payments in foreign currencies and are subject to exchange rate fluctuations.

Our license agreement with BTG International, LTD. for the in-license of CB-7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. Additionally, it is possible that we will enter into license agreements for future product candidates that require payments in currencies other than the U.S. Dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

A substantial stockholder possesses a significant portion of our voting power and could exert significant control over our management and direction.

As of March 15, 2007, Horizon BioMedical Ventures, LLC held approximately 21.3% of our common stock. Additionally, the managing member of Horizon BioMedical Ventures is Dr. Lindsay A. Rosenwald, a director. This significant holding by Horizon BioMedical Ventures, and Dr. Rosenwald’s position on the board, enables Horizon BioMedical Ventures to exert considerable influence over our management and direction and affairs through the election and removal of our board of directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

There are certain interlocking relationships among us and certain affiliates of Paramount, which may present potential conflicts of interest.

Dr. Lindsay A. Rosenwald, one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a substantial stockholder, may be deemed to beneficially own approximately 23% of our common stock (assuming the issuance of all shares issuable upon the exercise of options, warrants and other rights to acquire common stock held by Dr. Rosenwald). Further, a trust in which Dr. Rosenwald has a pecuniary interest owns 138,549 shares of our common stock, representing approximately 1% of our outstanding common stock. Dr. Rosenwald is Chairman and Chief Executive Officer of Paramount BioCapital, Inc., an investment banking firm that served as placement agent in connection with certain private placement offerings completed by Cougar. In connection with these transactions, we paid fees in the aggregate amount of $1,387,750 to Paramount and issued to Paramount and its designees five-year warrants to purchase an aggregate of 440,172 shares of common stock at an exercise price of $4.95 per share, of which warrants to purchase 201,055 shares of common stock were allocated to Dr. Rosenwald. We have also given Paramount a right of first refusal to act as the placement agent for the private sale of our securities until January 24, 2008 (subject to Cowen & Co.’s right to act as co-placement agent). Additionally, pursuant to our bridge offering completed in November 2005 and January 2006, we paid Paramount fees of approximately $461,000 and warrants to purchase an aggregate of 74,241 shares of our common stock at an exercise price of $8.28 per share. Paramount allocated the warrant to its designees, including 32,752 to Dr. Rosenwald.

Paramount and Dr. Rosenwald are not obligated pursuant to any agreement or understanding with us to make any additional products or technologies available to us, nor can there be any assurance that any biomedical or pharmaceutical products or technologies identified in the future by such parties will be made available to us. In addition, certain of our current officers and directors, as well as officers or directors that may be hereafter appointed, may from time to time serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not have interests in conflict with our own.

We are contractually obligated to one of our directors to pay bonuses in the event of certain in-licenses of potential products, which may present a conflict of interest.

Pursuant to our scientific advisory agreement with Dr. Arie S. Belldegrun, a director, we have agreed to pay a cash bonus to Dr. Belldegrun in the event we acquire a new technology and Dr. Belldegrun plays a certain role in such acquisition, which determination would be made by the disinterested members of our board of directors. We have agreed to pay a bonus if Dr. Belldegrun introduces the technology to us or actively participates in the evaluation process of a new technology that we subsequently acquire. The payment of a qualifying bonus would likely come within a short period of time after in-licensing, after which time we will likely be required to expend a significant amount of time and funds towards the testing and development of such technology before determining its scientific or economic viability. It is possible that we will obtain regulatory approval for only a small percentage, if any at all, of the technologies we acquire through the assistance of Dr. Belldegrun. The payment of a bonus at a time before we can fully determine the potential success of the product candidate creates a financial incentive for Dr. Belldegrun to assist us in obtaining licenses for product candidates that may not ultimately satisfy our goals, and creates a potential conflict of interest on the part of Dr. Belldegrun.

Risks Related to Our Securities

Our stock price may be particularly volatile because we are a drug development company.

The market prices for securities of biotechnology companies in general, and early-stage drug development in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for CB-7630, CB-3304, and CB-1089;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other development concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•

public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or in foreign countries; and

•	economic and political factors.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become subject this type of litigation, which is often extremely expensive and diverts management’s attention.

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

We plan to seek listing of our common stock on a national securities exchange or on the Nasdaq as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of the common stock on either of those or any other stock exchange. Currently, our common stock is quoted on the Over-the-Counter Bulletin Board, or OTC Bulletin Board®, and trading has been limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because it is a “penny stock,” you may have difficulty selling shares of our common stock.

Our common stock is a “penny stock” and is therefore subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend penny stocks to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser, considering such purchaser’s financial situation, investment experience and investment objectives, with respect to penny stock transactions and receive the purchaser’s written consent prior to the transaction. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as it meets certain per share price requirements (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 in the event we have been operating for at least three years or $5,000,000 in the event we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6,000,000 for each of the last three years. We do not anticipate meeting any of the foregoing thresholds in the foreseeable future.

The penny stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny stock transactions. As a result, there is generally less trading in penny stocks. If you become a holder of our common stock, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger”. Security analysts of major brokerage firms may not provide coverage of Cougar. Because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to provide analyst coverage of Cougar in the future.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive offices are located at 10990 Wilshire Boulevard, Suite 1200, Los Angeles, California 90024. Our telephone number is (310) 943-8040. Pursuant to an Office Lease dated October 31, 2005 with Douglas Emmett Realty Fund 1997, we are required to make monthly lease payments of $18,671, with annual increases of approximately 3%. The office space is approximately 7,300 square feet, and the lease expires on February 28, 2011. The Company is in negotiations with a third party to lease additional space for future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2006, there were no matters submitted to a vote of our stockholders.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock

Since February 8, 2007, our common stock has traded on the OTC Bulletin Board under the symbol “CGRB.OB.” Prior to February 8, 2007, our common stock was not publicly traded. The closing price of our common stock on March 23, 2007, as quoted on the OTC Bulletin Board was $18.00 per share, reflecting inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Record Holders

As of March 23, 2007, we had approximately 235 holders of record of our common stock, not including those held in street names. We believe approximately 200 shareholders hold securities in “Street Name”.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On October 31, 2006, we issued pursuant to a private placement offering to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 89,198 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of an aggregate of $401,391 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

On December 14, 2006, we issued pursuant to a private placement offering to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 88,908 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of an aggregate of $400,105 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

On December 29, 2006, we issued Dr. Arie S. Belldegrun, a director, 18,864 shares of restricted common stock, all of which vested on January 2, 2007. The shares of restricted stock were issued to Dr. Belldegrun to compensate him for his agreement to amend an option granted to Dr. Belldegrun on August 24, 2004 to purchase 38,411 shares of common stock (as adjusted for mergers, stock splits, etc.) to increase the exercise price from $0.39 to $2.60 per share, which was the fair market value of the Company’s common stock on the date of grant, in order comply with Section 409A of the Internal Revenue Code.

On January 5, 2007, we issued pursuant to a private placement offering to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 88,908 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of an aggregate of $400,105 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

On February 2, 2007, we issued, pursuant to a private placement offering to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 100,763 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of the an aggregate of $453,434 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2)

thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1 of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a Los Angeles, California based development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will not receive any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011.

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

On April 3, 2006, SRKP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SRKP 4, Inc., a Delaware corporation (“SRKP”), merged with and into us, with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. Cougar stockholders received, in exchange for all of our outstanding shares of capital stock, shares of capital stock of SRKP representing 100% of the outstanding capital stock of SRKP, on a fully-diluted basis, after giving effect to the merger and a redemption, completed contemporaneously with the closing of the merger, of all shares of SRKP capital stock held by SRKP’s former stockholders immediately prior to the merger. In addition, at the time of effectiveness of the merger, the board of directors of SRKP was reconstituted, such that the directors of SRKP immediately prior to the merger resigned and were replaced by the directors of Cougar immediately prior to the merger. Further, upon the effective time of the merger, the business of SRKP was abandoned and our business plan adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Cougar, unless otherwise indicated.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for manufacturing, regulatory consulting and clinical trial monitoring services, fees paid to acquire licenses to drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development cost as they are incurred.

General and administrative expenses consist primarily of salaries and related personnel costs, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and complied with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). As the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods although we are recording charges related to options granted prior to January 1, 2006, on a prospective basis. Compensation for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 also based on the fair value of the equity instruments issued. The expense is included in the respective categories of expense in the statement of operations. We expect to record additional non-cash compensation expenses in the future, which may be significant.

Results of Operations

Years Ended December 31, 2006 and 2005

General and administrative expenses: For the year ended December 31, 2006, general and administrative expenses were $3,926,795 compared to $1,266,620 for the year ended December 31, 2005. This increase of approximately $2,660,000 is primarily attributable to increases in employee stock based compensation of approximately $799,800, consulting fees of approximately $714,900, audit fees of approximately $297,600, legal fees of approximately $258,300, rent expense of approximately $132,500, board of directors expense of approximately $107,300, recruiting expense of approximately $101,500, additional franchise tax fees of approximately $64,200, and an increase in insurance expense of approximately $59,000. The increase in stock based compensation resulted primarily from the implementation of SFAS 123R, which requires share based payments to employees to be recorded at fair value and recognized over the requisite service period. Approximately $797,500 of the stock based compensation was for services rendered during 2006. Stock based compensation will continue to increase as additional stock options grants are awarded to current and future employees. However, this increase will not have an impact on our cash flow. The primary increase in consulting fees resulted from stock-based compensation for service rendered in the year ended December 31, 2006 and preliminary work on Sarbanes-Oxley compliance. Consulting expenses will remain high as we continue to implement the requirements of Sarbanes-Oxley. The increase in audit fees was a result of expediting the year-end audit, and review of SEC filings related to our equity placement and the reverse merger noted above as well as the review of SEC filings related to being a public company in 2006 and not in 2005. The increased legal fees are associated with work on the reverse merger and review of SEC filings. During 2006 we implemented a Board of Directors compensation plan resulting in expenses of approximately $107,300 of which approximately $70,800 represent stock-based compensation. In April 2006, we moved our corporate offices to our current location and are currently leasing approximately 7,300 square feet of office space resulting in additional rent expense. We hired additional general and administrative personnel in 2006 and currently have two active searches for additional professionals resulting in an increase in recruiting fees. We experienced an increase in franchise taxes as result of our increased shareowner base resulting from the April 3, 2006 private equity placement and the increase in corporate assets resulting from the private placement. The increase in insurance cost reflects the increased insurance requirements of being a public company.

Research and development expenses: For the year ended December 31, 2006, research and development expenses were approximately $6,698,500 compared to $6,256,700 for the year ended December 31, 2005, representing an increase of approximately $441,800. During 2006, we experienced major increases in clinical trial expenses and third party manufacturing expenses. Clinical trial expenses increased approximately $1,127,000 as clinical trials were initiated at two sites. This cost will continue to increase as our product candidates progress through the various phases of clinical trials. Third party manufacturing expense increased approximately $715,600 to support the clinical trials that were initiated in 2006. As the number of clinical trials expands, manufacturing cost will continue to increase. With the initiation of clinical trials during 2006, our cost for pre-clinical testing decreased approximately $335,300 compared to 2005. Third party regulatory affairs/quality assurance assistance expenses declined approximately $887,900 during 2006. The decline in regulatory affairs/quality assurance assistance from the 2005 expenditure level was the result of a lack of substantial assistance in writing protocols for product testing and in preparing IND submissions in 2006 as compared to the need for such assistance during 2005. We hired an experienced regulatory affairs/quality assurance individual during 2006, thus reducing the amount of assistance required from the outside vendor. Staffing increased from 1 person in 2005 to 4 full-time and 2 part-time individuals resulting in an increase in payroll and payroll related cost of approximately $75,000. The increase in personnel and on-going searches for additional positions to be filled in 2007 resulted in an increase in recruiting expenses of approximately $143,900. We anticipate hiring at least 8 additional individuals during 2007. Licensing fees decreased approximately $270,000 from 2005 as no new products were licensed during 2006 compared to one product during 2005. Stock based compensation for consultants decreased approximately $214,900 reflecting changes in valuation assumptions. We acquired approximately $85,600 of software to support the on-going and future clinical trials.

Interest income: For the year ended December 31, 2006, we recognized approximately $1,244,400 in interest income compared to approximately $14,300 of interest income for the same period last year. The increase is attributed to the proceeds of the private placement being placed in an asset management account.

Interest expense: For the year ended December 31, 2006, interest expense was approximately $1,012,700. For the same period last year interest expense was approximately $299,200. The interest expense for the years ended December 31, 2006 and 2005 includes a non-cash charge for amortization of note discounts of approximately $377,000 and $110,100, respectively. The note discounts were associated with the promissory notes issued in June 2005 and convertible notes issued in November 2005 and January 2006. During the year ended December 31, 2006, we recorded a favorable charge to interest expense for the revaluation of the outstanding warrants classified as liabilities of approximately $69,000 compared to an unfavorable charge of approximately $20,000 in 2005. With the conversion of promissory and convertible notes into equity in April 2006, the remaining balance of the note discounts of approximately $332,500 was expensed to interest expense and variable accounting for the warrants was no longer required. Interest on the promissory and convertible notes of approximately $80,000 and $51,400 was recorded for the years ended December 31, 2006 and 2005, respectively. Interest expense for 2006 also includes non-cash charges for amortization of debt issuance costs of approximately $613,000 compared to $89,600 for 2005. Interest on the credit facility opened in October 2005 of approximately $13,000 and $10,100 was recorded for the years ended December 31, 2006 and 2005, respectively. The year ended December 31, 2005, includes interest on trade accounts payable of approximately $18,100 which did not occur in 2006.

Other expense: Contemporaneously with the closing of the merger, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate cash payment of $200,000. This transaction was considered as a capital transaction in substance, rather than a business combination, resulting in a charge of $200,000 for consideration paid. We incurred approximately $1,228,900 of liquidated damages in 2006 as a registration rights penalty for not having the resale of certain shares of common stock issued in our April 2006 private placement offering registered within 180 days of the completion of the offering. A majority of the stockholders entitled to receive a liquidated damages payment agreed to accept stock in lieu of cash for such liquidated damages. Effective February 2, 2007, our registration statement was declared effective and our common stock began trading on the OTCBB. In addition we were obligated to pay additional liquidated damages through February 2, 2007 of approximately $481,200.

Liquidity and Capital Resources

The Company reported a net loss of $11,861,384 and negative cash flow from operating activities of $9,166,052 for the year ended December 31, 2006. The net loss from date of inception, May 14, 2003 to December 31, 2006 amounted to $23,211,233.

We have financed our operations since inception primarily through equity and debt financing. During the year ended December 31, 2006, we had a net increase in cash and cash equivalents of $13,089,047. This increase resulted from net cash provided by financing activities of $39,051,742, substantially all of which was derived from our private placement offering of units of preferred and common stock which provided us with net proceeds of $37,251,520. The increase in cash provided by financing activities was reduced by net cash used in operating activities of $9,166,052 and net cash used in investing activities of $16,796,643 for the year ended December 31, 2006. Total cash resources as of December 31, 2006, including securities available for sale were $30,809,713 compared to $1,040,864 at December 31, 2005. The net cash used in operating activities includes a net loss of $11,861,384 adjusted for non-cash items of approximately $3,761,000, an increase in accounts payable and accrued expenses of approximately $13,300, and an increase in prepaid expenses and other assets of approximately $1,079,000. The major non-cash items were: stock based compensation for non-employees of $851,000, employee stock based compensation of $870,600, liquidated damages paid in stock of approximately $801,500, expensing of note issuance costs of $613,000, and expensing of note discounts of $377,000. The increase in prepaid expenses and other assets resulted from: progress payments for the manufacture of product for the clinical trials of approximately $823,700, progress payments in support of on-going clinical trials of approximately $275,200, and progress payments for a pre-clinical study of approximately $22,900. Also, since closing of the equity placement, we have maintained our accounts payable aging in line with vendor terms. The net cash used in investing activities is a result of purchasing securities available for sale of approximately $16,642,000 and the purchase of a phone system, computers and furniture of approximately $154,600 to support the move into our new office location and the addition of personnel.

Management believes that we will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of our products or by entering into strategic alliances to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2006, a significant portion of our financing has been through private placements of common and preferred stock and debt financing.

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

Financings

On July 15, 2005, we entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. The credit facility was guaranteed by Dr. Lindsay Rosenwald, one of our directors and the managing member of Horizon BioMedical Ventures, a significant stockholder. In return for such guaranty, we agreed to grant Dr. Rosenwald warrants to purchase a number of shares of our common stock determined based upon the amount of the credit facility that was drawn upon. Prior to terminating the credit facility in 2006, we utilized a maximum of $600,000 of the credit facility, and issued Dr. Rosenwald a five-year warrant to purchase 31,732 shares of common stock at an exercise price of $8.28 per share (as adjusted pursuant to the merger) in consideration of the guaranty. Using the Black-Scholes option pricing model, we recorded a debt issuance cost of approximately $91,000 for the value of the warrants. The model assumed a risk free rate of 4.33%, a five-year term, and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to us together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle only in unregistered shares. We have provided the warrantholders piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants.

On June 30, 2005, we issued unsecured promissory notes to six individuals, including Dr. Arie Belldegrun, a director, in the aggregate amount of $1,000,000. The Note issued to Dr. Arie Belldegrun totaled $675,000. In addition to the promissory notes, we issued the six individuals five-year warrants to purchase an aggregate of 52,887 shares of common stock at an exercise price of $8.28 per share (as adjusted pursuant to the merger). Of these warrants, warrants to purchase 35,699 shares of common stock were issued to the Belldegrun Children’s Trust, a trust created for the benefit of Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued to the noteholders were valued at approximately $131,000 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a risk-free rate of 4.2%, a five-year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle only in unregistered shares. We have also provided the warrantholder piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants. Concurrent with the April 3, 2006 private placement, $950,000 of the notes and associated interest was converted into 22,012 shares of our common stock and 198,113 shares of our Series A Convertible Preferred. The remaining $50,000 note and associated interest was paid to the noteholder.

In two closings on November 23, 2005 and January 24, 2006, we sold an aggregate of $6,145,120 in aggregate principal amount of senior convertible notes, referred to herein as bridge notes, to certain institutional and individual accredited investors in a private placement transaction, referred to herein as the bridge offering. The bridge note holders received five-year warrants to purchase an aggregate of 148,460 shares of our common stock at a price of $8.28 per share (as adjusted pursuant to the merger). These warrants were valued at $669,303 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a five-year term, risk free rate of 4.3% and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at our option if our common stock is traded on the OTCBB, Nasdaq or a national securities exchange and the common stock has had an average closing price per share over a period of thirty consecutive calendar days equal to or greater than the exercise price of the warrants, as adjusted, which was initially $8.28, provided that, the common shares underlying the warrants must be registered for resale at the time of redemption. The warrants do not provide for cashless exercise. The warrants (and the common stock issuable upon exercise of the warrants) were not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares. We have, however, provided the holders of the warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the warrant. Additionally, we issued warrants to purchase an aggregate of 74,221 shares of common stock at an exercise price of $8.28 per share to Paramount BioCapital, Inc., our placement agent, and its designees and paid commissions of approximately $430,000 and other offering-related expenses aggregating approximately $31,000 to Paramount BioCapital. These warrants were valued at approximately $212,500 using the Black-Scholes option pricing model and recorded as debt issuance cost. Dr. Lindsay A. Rosenwald, one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a significant stockholder, is the Chairman and Chief Executive Officer of Paramount BioCapital, Inc. We have no obligation to settle any exercise of the placement warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares however the warrants have a cashless exercise provision. We have, however, provided the holders of the warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the placement warrant. The principal balance of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, was automatically converted into units of our securities on April 3, 2006 at a price per share of $4.50, pursuant to the terms of such private placement offering. Accordingly, the holders of the bridge notes received an aggregate of 138,416 shares of common stock and 1,245,746 shares of preferred stock upon conversion (as adjusted pursuant to the merger). We have no obligation to settle any conversion of the preferred stock in registered shares; we intend to settle only in unregistered shares. The holders of the bridge securities are entitled to piggy back registration rights with respect to the shares of common stock issued or issuable upon conversion of preferred stock.

On April 3, 2006, immediately prior to the closing of the merger with SRKP, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Paramount BioCapital, Inc. and Cowen & Co. acted as placement agents in the offering. Each placement agent received a placement fee of approximately $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of our common stock at an exercise price of $4.95 per share. The value of the warrants, which was determined using the Black-Scholes option pricing model, was approximately $2,400,000. The model assumed a risk-free interest rate of 4.78%, a five-year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) are not registered and include restrictions upon transfer. We have no obligation to settle any exercise of the placement agent warrants in cash or registered shares; we intend to settle only in unregistered shares. Reimbursable expenses associated with the placement were approximately $76,000, $26,000 of which was reimbursed to Paramount. The Chairman and Chief Executive Officer of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D., one of our directors. Paramount BioCapital is an affiliate of Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member and which is one of our substantial stockholders. Additionally, on terms similar to that in the offering, we sold 13,322 shares of common stock and 119,895 shares of preferred stock (as adjusted pursuant to the merger) in consideration of cash in the amount of approximately $600,000 to Lindsay A. Rosenwald. Each share of preferred stock, designated as Series A Convertible Preferred Stock, is convertible, in whole or in part, at the option of the holder at any time into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. Additionally, any outstanding shares of preferred stock are subject to mandatory conversion into shares of our common stock if the price per share of common stock trades at or above 200% of the conversion price of the preferred stock (initially, $4.50) for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market. The holders of the preferred stock have the rights under certain circumstances to demand redemption after the tenth anniversary of the original issuance date. Accordingly, the preferred stock is recorded outside of permanent equity on our balance sheet. Under the terms of the Certificate of Designation for the Series A Convertible Preferred Stock and the subscription agreements entered into with the investors in the offering, we have no obligation to settle any conversion of the Series A Convertible Preferred Stock in cash (other than pursuant to a redemption as referenced above) or registered shares; we intend to settle such conversions only in unregistered shares. We have, however, provided the holders of the Series A Convertible Preferred Stock with registration rights relating to the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock.

As of March 8, 2007 the Company’s common stock had traded on the OTCBB for twenty consecutive trading days in excess of 200% of the Series A Convertible Preferred Stock conversion price. Accordingly, effective as of the close of trading on March 8, 2007, the outstanding shares of Series A Convertible Preferred Stock converted into shares of our common stock on a one-for-one share basis. As of such time, 8,667,506 share of Series A Convertible Preferred Stock converted into 8,667,506 shares of common stock.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and discovery efforts.

Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that that our research and development expenses will be approximately $25—31 million. We will need approximately $5 million for general administrative expenses over the next 12 months.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner then planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed. In such an event, we will be required to undertake a thorough review of our programs and the opportunities presented by such programs and allocate our resources in the manner most prudent.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy of in-licensing novel clinical stage products in order to accelerate clinical development and time to commercialization, and continue the clinical development of our three product candidates. We expect our principal expenditures during the next 12 months to include:

•	Operating expenses, including expanded research and development and general and administrative expenses; and

•	Product development expense, including the costs incurred with respect to applications to conduct clinical trials in the United States for our three products.

As part of our planned expansion, we have budgeted hiring up to 8 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the first half of 2007. These positions will require an advanced degree in the medicine and/or bioscience and significant experience in the pharmaceutical or biotechnology industries. Our annual payroll expense will increase by approximately $1.6 million and our annual benefits and payroll taxes will increase by approximately $208,000. We anticipate spending approximately $465,900 on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing.

As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $28 million on clinical development and research and development activities and expend approximately $5 million on general and administrative expenses.

Research and Development Projects

CB-7630. In April 2004, we exclusively licensed the worldwide rights to CB-7630 (abiraterone acetate) from BTG plc. CB-7630 is an orally active targeted inhibitor of the steroidal enzyme 17a-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In preclinical studies, CB-7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes that is believed to stimulate the growth of prostate cancer cells.

Through December 2006, we have incurred approximately $11,538,700 of cost related to the development of CB-7630. Currently, we anticipate that we will need to expend approximately an additional $21,000,000 to $24,000,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-7630. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-7630, if ever.

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

Through December 2006, we have incurred approximately $949,100 of cost related to the development of CB-3304. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-3304, if ever.

CB-1089. In June 2005, we exclusively licensed the worldwide rights to CB-1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients that received the combination of calcitriol plus chemotherapy had an improvement in their survival over the patients that received chemotherapy plus placebo without an increase in the toxicity of the chemotherapy. Preclinical studies in prostate cancer have shown that CB-1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostate cancer as opposed to calcitriol.

Through December 2006, we have incurred approximately $680,500 of cost related to the development of CB-1089. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB-1089. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB-1089, if ever.

Off-Balance Sheet Arrangements:

We do not have any “off-balance sheet agreements,” as that term is defined by SEC regulation. We do, however, have various commitments under certain agreements, as follow:

We paid $801,496 of liquidated damages for October and November 2006, in unregistered common stock. We issued, in aggregate, 178,106 shares of its unregistered common stock for October and November 2006, effective October 31, 2006, and December 14, 2006, respectively. Additionally, in 2006, we included in accrued expenses $424,732 for December 2006 liquidated damages. We issued 88,908 additional unregistered common stock for this obligation as we did for the October and November 2006 liquidated damages.

Critical Accounting Policies:

Research and Development:

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on our behalf, contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. We determine the total cost of a given study based on the terms of the related contracts. We accrue for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, we adjust our accruals in the period when actual costs become known. Cost related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Stock-based Compensation:

As required, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. We will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. SFAS 123R eliminated the option provided by SFAS 123 that was used prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, we only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant. By electing the intrinsic value method, we were required to present pro forma disclosures as if it had used the provisions of SFAS 123 and had recorded the fair value of employee stock options over the vesting period.

SFAS 123R was adopted using the modified-prospective method and accordingly financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of SFAS 123R’s fair value method had and will continue to have a material impact on our results of operations, although it will have no impact on our cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established.

Debt and Note Issuance Costs and Debt Discounts:

Debt and note issuance costs related to obtaining the line of credit and the issuance of notes and debt discounts attributable to the value of warrants issued with the notes were amortized to interest expense over the terms of the related debt instruments on a straight-line basis, which approximates the effective interest method.

Warrants Issued with Debt Instruments:

In November 2005 and January 2006, we issued Convertible Bridge Notes and warrants. Since the conversion of the Bridge Notes could have resulted in a conversion into an indeterminable number of common shares, we determined that under the guidance in EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, we were prohibited from concluding that we had sufficient authorized and un-issued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date convertible notes were issued, we recorded the related fair value of the warrants to liabilities. Further, on that date, the fair value of the outstanding non-employee options were reclassified from additional paid-in capital in equity to current liabilities.

For warrants and convertible notes payable issued in January 2006, we accounted for the value of the warrants arising from the issuance of debt instruments pursuant to EITF 00-19, by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible notes to stock on April 3, 2006, the Company no longer had equity instruments that could result in a conversion into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-capital in the balance sheet.

We account for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensus of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants included in the exchange based on the fair values of the warrants and the debt instruments as explained above. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital or liabilities and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and management is currently evaluating the impact, if any, that FIN 48 may have on the our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP which is expected to make the measurement of fair value more consistent and comparable. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating the impact, if any, that SFAS 157 may have on our results of operations or financial position.

In December 2006, the FASB issued the FASB Staff Position (“FSP”) No. EITF 00-19-2, (“EITF 00-19-2”), “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. The guidance in this FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. Management is currently evaluating the impact, if any, that EITF 00-19-2 may have on our results of operations or financial position.

The FASB and the Securities and Exchange Commission had issued certain other accounting pronouncements as of December 31, 2006, that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2006 and 2005 or that they will have a significant effect at the time they become effective.

ITEM 7.	FINANCIAL STATEMENTS

For a list of the financial statements filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation our Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports filed under the Securities and Exchange Act was recorded, processed, summarized and reported on an accurate and timely basis. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

As a non-accelerated filer with a fiscal year end of December 31, we must first begin to comply with certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through December 31, 2007, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program, including implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of each of our directors and executive officers:

Name	Age	Positions
Arie S. Belldegrun, M.D, FACS	56	Director and Chairman of Scientific Advisory Board
Alan H. Auerbach	36	Director, Chief Executive Officer and President
Gloria T. Lee, M.D., Ph.D.	56	Vice President, Clinical Research and Development
Charles R. Eyler	59	Vice President, Finance, and Treasurer
Lindsay A. Rosenwald, M.D.	50	Director
Harold J. Meyers	73	Director
Michael S. Richman	45	Director
Russell H. Ellison, M.D., MSC	58	Director

Arie S. Belldegrun, M.D. Dr. Belldegrun joined Cougar in December 2003 as Vice Chairman of the Board of Directors and Chairman of the Scientific Advisory Board. Dr. Belldegrun is Chief of the Division of Urologic Oncology and holds the Roy and Carol Doumani Chair in Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA). In 1997, Dr. Belldegrun founded Agensys, Inc., an early stage privately held biotechnology company based in Los Angeles, California that is focused on the development of fully human monoclonal antibodies to treat solid tumor cancers in pancreatic and prostate targets. Dr. Belldegrun served as founding Chairman of Agensys from 1997-2002 and currently serves on Agensys’ Board of Directors and as a consultant. Dr. Belldegrun’s prior experience also includes serving as principal investigator of more than 30 clinical trials of anti-cancer drug candidates and therapies. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post graduate fellowship at the Weizmann Institute of Science and his residency in Urological Oncology at Harvard Medical School. Prior to UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology under Steven A. Rosenberg, M.D., Ph.D. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons.

Alan H. Auerbach. Mr. Auerbach joined Cougar in May 2003 as Chief Executive Officer, President and a director. From June 1998 to April 2003, Mr. Auerbach was Vice President, Senior Research Analyst at Wells Fargo Securities, a brokerage company servicing institutional investors, where he was responsible for research coverage of small and middle capitalization biotechnology companies, with a focus on companies in the field of oncology. From August 1997 to May 1998, Mr. Auerbach was Vice President, Research Analyst at the Seidler Companies, Inc., where he was responsible for research coverage of small capitalization biotechnology companies. Prior to his work as a biotechnology analyst, Mr. Auerbach worked for Diagnostic Products Corporation, where he designed and implemented clinical trials in the field of oncology. Mr. Auerbach received his B.S. in biomedical engineering from Boston University and his M.S. in Biomedical Engineering from the University of Southern California.

Gloria Lee, M.D, Ph.D. Dr. Lee joined Cougar in November 2004 as Vice President of Clinical Research and Development. From August 2003 to November 2004, Dr. Lee was Senior Director, Clinical Development-Oncology at Chiron Corporation, a $1.9 billion pharmaceutical company based in Emeryville, California. Dr. Lee’s duties at Chiron included oversight for Chiron’s Oncology development portfolio, oversight over clinical trials and assisting the Business Development group with due diligence. From July 1999 to August 2003, Dr. Lee was Senior Therapeutic Expert in Oncology at Hoffman La Roche, a pharmaceutical company based in Cranbury, New Jersey. Dr. Lee also served in a variety of clinical development positions at Rhone Poulenc Rorer (now Aventis) from 1994 through 1999, including the position of Associate Director of Medical Affairs, where Dr. Lee was responsible for the clinical development of the anticancer drug Taxotere in breast cancer. Dr. Lee is a board certified medical oncologist and holds an M.D. from The University of Miami School of Medicine and a Ph.D. in molecular biology from Columbia University.

Charles R. Eyler. Mr. Eyler joined Cougar in September 2004 as Vice President of Finance and became our Treasurer in April 2006. Prior to joining Cougar, from March 1999 to January 2004, Mr. Eyler served as Chief Financial Officer and Chief Operating Officer of Hayes Medical Inc., a private company based in El Dorado Hills, California which designs, manufactures, markets and distributes orthopaedic implants and instruments specializing in total hip and knee implants and instrumentation. Prior to Hayes Medical, Mr. Eyler held several financial positions including Director of Finance and Administration at Alphatec Manufacturing, Inc., Division Controller at JBL Scientific, Inc., Division Controller at Surgitek, Inc. and Financial Systems Director at Zimmer, Inc. Mr. Eyler received his B.S. from Drexel University and his M.B.A. from Saint Francis College.

Lindsay A. Rosenwald, M.D. Dr. Rosenwald has been a director of Cougar since May 2003. Since 1992, Dr. Rosenwald has served as Chairman of Paramount BioCapital, Inc., a New York, New York based broker-dealer specializing in financing early-stage biotechnology and life science investments. Since 1994, he has also served as Chairman of Paramount BioCapital Asset Management, Inc. Since 1995, Dr. Rosenwald has served as Chairman of Paramount BioCapital Investments LLC, a merchant and investment bank specializing in biotechnology. Dr. Rosenwald also serves as a member of the Board of Directors of Keryx Biopharmaceuticals (NASDAQ: KERX), a biopharmaceutical company based in New York, New York which focuses on the acquisition, development and commercialization of novel pharmaceutical products for the treatment of life-threatening diseases, including diabetes and cancer. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.S. in Finance from Pennsylvania State University.

Harold J. Meyers. Mr. Myers has been a director of Cougar since July 2003. Mr. Meyers’ career encompasses over 45 years of professional experience in various aspects of the financial services industry, including being the founder of Los Angeles based H.J. Meyers and Company from 1982-1994, serving as Managing Director of Wells Fargo Investments (formerly Van Kasper & Company), a brokerage company servicing retail investors, from 1995-2003 and serving in his current position as Senior Vice President of A.G. Edwards & Sons, Inc., since July 2003. Mr. Meyers holds a B.S. from the University of Denver.

Michael S. Richman. Mr. Richman has been a director of Cougar since June 2006. Since April 2002, Mr. Richman has served as the Executive Vice President and Chief Operating Officer of MacroGenics, Inc., a privately held biotechnology company based in Rockville, Maryland that is engaged in the development of immune-based products, including monoclonal antibodies to treat patients with cancer, autoimmune disorders, allergy, or infectious diseases and vaccines to prevent infections in healthy individuals. From December 2000 to March 2002, Mr. Richman served as Senior Vice President, Corporate Development and Administration, for MedImmune, Inc. (NASDAQ: MEDI), a Gaithersburg, Maryland based company that is engaged in the development of immunotherapeutics focusing on infectious diseases, cancer and inflammatory diseases. From November 1996 to December 2000, Mr. Richman served as Vice President, Business Development, for MedImmune, Inc. Mr. Richman holds an M.S.B.A in International Business from San Francisco State University and a B.S. from the University of California at Davis.

Russell H. Ellison, M.D., MSc. Dr. Ellison has been a director of our company since September 2006. Since October 2005, Dr. Ellison has served as the Vice President of Clinical Development of Fibrogen, Inc., a privately held biotechnology company based in South San Francisco, California engaged in the development of novel therapeutics for fibrotic disorders, diabetic complications, anemia, ischemic disease, cancer and other areas of unmet medical need. From August 2002 to December 2004, Dr. Ellison served as Vice President of Medical Affairs and Chief Medical Officer of Sanofi-Synthelabo, USA, based in New York, New York. From May 1997 to August 2002, Dr. Ellison served as Vice President, Medical Affairs and Chief Medical Officer of Hoffman La Roche, Inc. Dr. Ellison holds an M.D. from the University of British Columbia and an MSc (with distinction) from The London School of Tropical Medicine and Hygiene.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2006, we believe that all such forms were filed on a timely basis, except for those items listed in the table below.

Name of Filer	Description of Transaction	Transaction Date	Filing Date

Arie Belldegrun	Option cancellation and re-grant in connection with IRS 409A transition rules	12/29/06	1/10/07
	Shares issued in connection with penalty clauses with respect to certain private placements	10/31/06 and 12/14/06	Amended Form 4 filed on 1/26/07
	Option grants	6/28/06 and 9/6/06	9/11/06

Harold Meyers	Option grant	6/28/06	9/11/06

Lindsay Rosenwald	Option grant	6/28/06	9/11/06

Michael S. Richman	Option grant	6/28/06	9/7/06

In addition, Debbie Schwartzberg and Richard Rappaport, two former executives, prior to the merger between SKRP, Inc. and Cougar Biotechnology, Inc. reported purchases made on April 3, 2006 on Form 4s filed on April 7, 2006.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees of our company. A copy of our Code of Business Conduct and Ethics is available on our company’s website at www.cougarbiotechnology.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established an audit committee, and has determined that Harold J. Meyers, the sole member of our Audit Committee, is independent (as defined in Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market and Rule 10A-3 under the Securities Exchange Act of 1934). The Board has further determined that Mr. Meyers qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-B promulgated under the Securities Exchange Act of 1934.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; and (ii) each other individual that served as our executive officer at the conclusion of the fiscal year ended December 31, 2006 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)		Option Awards (2)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Alan Auerbach Chief Executive Officer and President	2006	$262,500	$150,000	(3)	$781,346	(4)	-0-	(5)	$8,854	(6)	$1,202,700
Gloria T.Y. Lee, M.D. Vice President, Clinical Research and Development	2006	$310,000	$110,000	(7)	$7,722	(8)	-0-		$9,058	(9)	$436,780
Charles R. Eyler Treasurer and Vice President, Finance	2006	$140,000	$40,000	(10)	$7,722	(8)	-0-		$8,800	(11)	$196,522
Richard A. Rappaport Former Chief Executive Officer and President (12)	2006	-0-	-0-		-0-		-0-		-0-		-0-

(1)	Our named executives are eligible for discretionary annual bonuses based on their performance for each year of employment, each such year commencing on the anniversary of such employee’s date of hire. Bonuses are granted at the discretion of our board of directors. The factors considered by the board in determining whether to grant executives a bonus are described under the caption “—Executive Bonus Compensation” in this Management section of this Annual Report.
(2)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal year 2006. Assumptions used in the calculation of this amount for employees are identified in Note 3 to our annual financial statements for the year ended December 31, 2006 included elsewhere in this Annual Report.
(3)	Represents a discretionary bonus paid to Mr. Auerbach on June 20, 2006 pursuant to the terms of his employment agreement relating to Mr. Auerbach’s performance for the period from May 16, 2005 to May 15, 2006. Does not include a bonus of $150,000 paid to Mr. Auerbach on April 15, 2006 for his performance for the period from May 16, 2004 to May 15, 2005.
(4)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), of the following stock option awards: (i) the vesting of one-quarter of 288,083 share options granted on January 1, 2004 at an exercise price of $0.39 per share; (ii) the vesting of 90,650 share options granted on February 27, 2006 at an exercise price of $4.50 per share, all of which vested by their terms upon our April 3, 2006 merger with SRKP 4, Inc.; (iii) the vesting of 161,326 share options granted on March 9, 2006 at an exercise price of $4.50 per share, all of which vested by their terms upon our April 3, 2006 merger with SRKP 4, Inc.; and (iv) the vesting of one-quarter of 336,139 share options granted on September 26, 2006 at an exercise price of $4.50 per share.
(5)	Does not include a non-discretionary bonus of $75,000 paid to Mr. Auerbach on April 15, 2006 subsequent to our entry into a license agreement with LEO Pharma pursuant to the terms of our employment agreement with Mr. Auerbach.
(6)	Represents (i) a 401(k) matching contribution in the amount of $8,800 and (ii) $54 of imputed income relating to life insurance payments made on behalf of Mr. Auerbach.

(7)	Represents (i) a discretionary bonus of $62,000 paid to Dr. Lee on December 31, 2006 relating to Dr. Lee’s employment performance from November 15, 2005 to November 15, 2006 and (ii) $48,000 of an advance bonus of $96,000 paid to Dr. Lee upon her acceptance of employment in November 2004. Dr. Lee would have been required to repay the entire $96,000 bonus payment if her employment was terminated prior to her first anniversary with us, or repay $48,000 of the bonus payment if her employment was terminated between her first anniversary and second anniversary with us. In November 2006, when the potential obligation of Dr. Lee to repay the remaining $48,000 expired, $48,000 of the bonus was earned. This amount does not include a discretionary bonus payment of $62,000 paid to Dr. Lee on June 15, 2006 relating to her employment performance for the period from November 15, 2004 to November 14, 2005.
(8)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), of an option to purchase 15,000 shares at an exercise price of $4.50 per share granted on September 6, 2006.
(9)	Represents (i) a 401(k) matching contribution in the amount of $8,800 and (ii) $258 of imputed income relating to life insurance payments made on behalf of Dr. Lee.
(10)	Represents a discretionary bonus of $40,000 paid to Mr. Eyler on October 31, 2006 relating to Mr. Eyler’s employment performance during the period from August 5, 2005 to August 4, 2006. This amount does not include (i) a discretionary incentive bonus of $56,000 paid to Mr. Eyler on June 15, 2006 relating to Mr. Eyler’s employment performance during the period from August 5, 2004 to August 4, 2005 or (ii) an additional potential bonus of $16,000 payable to Mr. Eyler for the period from August 2005 to August 2006 payable if we do not have a material weakness relating to our internal control over financial reporting for the fiscal quarter ended September 30, 2006 and our fiscal year ended December 31, 2006. We did not have such a material weakness for the quarter ended September 30, 2006 and December 31, 2006.
(11)	Represents a 401(k) matching contribution to Mr. Eyler’s 401(k) plan account.
(12)	Mr. Rappaport served as Chief Executive Officer and President of SRKP 4, Inc. from its inception in May 2005 until the merger with SRKP on April 3, 2006.

Employment Agreements with Executives

President and Chief Executive Officer

On September 28, 2006, we entered into an employment agreement with Alan H. Auerbach, our President and Chief Executive Officer. The September 2006 employment agreement supersedes all prior agreements relating to terms of Mr. Auerbach’s employment, including an employment agreement between us and Mr. Auerbach dated May 16, 2003. Pursuant to the agreement, Mr. Auerbach is entitled to receive an annual base salary of $300,000, which was retroactive to May 16, 2006. Mr. Auerbach is also eligible for an annual bonus of up to $50,000 for each year of his employment term to be determined at the discretion of our Board based upon Mr. Auerbach’s performance. Additionally, the agreement provides that Mr. Auerbach is eligible for one-time milestone-based bonus payments, as follows: (i) $100,000 upon such time that our market capitalization is at least $150 million; (ii) $250,000 upon such time that our market capitalization is at least $250 million; (iii) $1,000,000 upon such time that our market capitalization is at least $500 million; and (iv) $2,000,000 upon such time that our market capitalization is at least $1 billion. Pursuant to the agreement, we also issued Mr. Auerbach a ten-year option, under the our 2003 Stock Option Plan, to purchase 336,139 shares of our common stock at an exercise price of $4.50 per share, which our Board determined was the fair market value of our common stock on the grant date. The option vests in four equal annual installments commencing on May 16, 2007. Mr. Auerbach’s agreement also includes standard confidentiality provisions and an 18-month non-competition and non-solicitation provisions. Mr. Auerbach’s employment agreement has a term of one year, and annually renews for one year periods thereafter unless either party gives the other 60 days written notice prior to the end of term, or any renewal term, that such term is not to be extended.

Under the terms of Mr. Auerbach’s employment agreement, in the event we terminate his employment upon a change of control, he is entitled to continue receiving his annualized base salary for one year following such termination. In the event we terminate Mr. Auerbach’s employment other than in connection with a change of control, without cause or other than as a result of his death or disability, he is entitled to receive his annual base salary for a period of one year, as well as all earned, but unpaid bonuses. For purposes of the agreement, the term “cause” means (i) the willful failure, disregard or refusal by Mr. Auerbach to perform his duties; (ii) any willful, intentional or grossly negligent act by Mr. Auerbach having the effect of injuring in a material way, as determined by our board in good faith, our business or reputation; (iii) Mr. Auerbach’s willful misconduct with respect to his duties and obligations, including subordination with respect to directions of our board; (iv) Mr. Auerbach’s indictment of any felony or misdemeanor involving moral turpitude; (v) our determination, after a reasonable and good faith investigation following a written allegation by another employee, that Mr. Auerbach engaged in some form of harassment prohibited by law, unless his actions were specifically directed by our board; (vi) any misappropriation or embezzlement of our property; (vii) Mr. Auerbach’s breach of the non-competition, non-solicitation and confidentiality provisions of his employment agreement; and (viii) Mr. Auerbach’s breach of any other provision of his employment agreement following 30 days’ notice and opportunity to cure. The term “change of control” means (a) the acquisition, directly or indirectly, by any person in one or a series of related transactions of more than 50% of our combined voting power if such person did not own more than 50% of our outstanding voting power prior to such transaction(s), or (b) the future disposition by us of all or substantially all of our business or assets in one or a series of related transactions (other than a transaction solely to effect a change of our domicile).

Vice President of Clinical Development

On October 21, 2004, we entered into a letter agreement with Gloria Tsi-Yie Lee, M.D., Ph.D. to serve as our Vice President of Clinical Development. Pursuant to the letter agreement, Dr. Lee is entitled to an annual base salary of $310,000. Dr. Lee is also eligible for a bonus each year, at the discretion of our board of directors, of up to 40% of her base salary. Dr. Lee received a one-time advance of $96,000 upon execution of her employment offer letter; provided that, if her employment with us terminated prior to the first anniversary of her date of hire, Dr. Lee would have been required to repay the entire amount of the advance. Additionally, had Dr. Lee’s employment with us terminated after the first anniversary of her date of hire, but on or prior to the second anniversary thereof, Dr. Lee would have been obligated to repay 50% of the advance. In conjunction with the execution of her employment offer letter, Dr. Lee also received options to purchase 76,822 shares of our common stock at an exercise price of $3.91 per share. These stock options vest annually in two equal installments on each of the first two anniversaries of Dr. Lee’s employment with us. Dr. Lee’s letter agreement does not provide for any payments in connection with the termination her employment or upon a change of control of our company.

Treasurer, Vice President of Finance

On August 5, 2004, we entered into a letter agreement with Charles Eyler to serve as our Vice President of Finance. Pursuant to the letter agreement, Mr. Eyler is entitled to receive an annual base salary of $140,000. Mr. Eyler is also eligible for a bonus each year, at the discretion of our board of directors, of up to 50% of his base salary. The letter agreement with Mr. Eyler also provided for a stock option to purchase 38,411 shares of our common stock at an exercise price of $3.91 per share. The stock option vested in two equal installments on each of the first two anniversaries of Mr. Eyler’s employment with us. Mr. Eyler’s letter agreement does not provide for any payments in connection with the termination of his employment or upon a change of control of our company.

Executive Bonus Compensation

Our named executive officers are eligible for discretionary annual bonuses, the maximum amount of which is determined as a percentage of such executive’s annual salary. The determination of whether to declare such bonuses, and if declared, the amount of such bonuses, are made in the sole discretion of our board of directors, and may be based upon the recommendation of our chief executive officer. The chief executive officer does not provide recommendations or other input with respect to his own bonus. A number of performance factors are considered in bonus decisions, including (i) professional ability (job knowledge and professionalism), (ii) human relation skills (interpersonal skills, communication and coordination), (iii) strengths and (iv) areas of developments. We currently do not anticipate changing our informal bonus policy as it pertains to executives.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2006. None of our named executive officers received any stock awards during 2006.

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date
Alan H. Auerbach	144,042 90,650 161,326	(2) (3) (3)	144,041	(2)	$ $ $	0.39 4.76 4.50	01/01/2014 02/27/2016 03/09/2016
			336,139	(4)		$4.50	09/26/2016

Gloria T.Y. Lee, M.D.	76,822		15,000	(5)	$ $	3.91 4.50	11/08/2014 09/06/2016

Charles R. Eyler	38,411		15,000	(5)	$ $	3.91 4.50	08/23/2014 09/06/2014

(1)	All options granted pursuant to our 2003 Stock Option Plan, as amended.
(2)	Options vest in equal amounts annually over four years, commencing on January 1, 2005, each vesting date subject to Mr. Auerbach’s continued employment with us on each such date.
(3)	Options vested by their terms upon completion of our April 3, 2006 private placement offering.
(4)	Options vest in equal amounts annually over four years commencing on May 16, 2007, subject to Mr. Auerbach’s continued employment with us on each such date.
(5)	Options vest in equal amounts annually over three years commencing on June 11, 2007, subject to such person’s continued employment with us on each such date.

Severance and Change of Control Arrangements

See “—Employment Agreements with Executives—President and Chief Executive Officer” above for a description of the severance and change of control arrangement with Mr. Auerbach. We have not entered into severance or change of control provisions in any employment agreements with our other employees.

Our board of directors, or a committee thereof, serving as plan administrator of our 2003 Stock Option Plan, has the authority to provide for accelerated vesting of the options granted to our named executive officers and any other person in connection with changes of control of our Company, including: (a) the sale, lease, exchange or other transfer of substantially all of our assets to a non-affiliate; (b) our liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of our outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby our shareholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, our then existing directors cease to constitute at least a majority of the Board. This description constitutes only a summary of the relevant terms to our 2003 Stock Option Plan.

Executive Compensation under the 2003 Stock Option Plan

As of December 31, 2006, and as adjusted pursuant to our merger with SRKP 4, Inc., we have outstanding 1,872,556 stock options issued under our 2003 Stock Option Plan, of which 1,021,431 have been issued to the named executives through December 31, 2006.

Director Compensation

In June 2006, our board of directors adopted a non-employee director compensation program. Pursuant to the compensation program, each non-employee director serving on our board is entitled to receive $2,500 for each board meeting attended in person, and $500 for each meeting attended telephonically. Additionally, upon initial appointment to the board and thereafter upon election by our stockholders at an annual meeting, each non-employee director is entitled to receive an option grant to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, such options to vest in equal parts annually over three years. In addition, the chair of the audit committee of our board of directors is also entitled to receive $1,000 for each meeting of the audit committee.

Pursuant to the non-employee director program, on June 28, 2006, we issued to Drs. Belldegrun and Rosenwald and to Messrs. Meyers and Richman, our non-employee directors on such date, ten-year non-qualified options to purchase 30,000 shares of our common stock at an exercise price of $4.50 per share, the fair market value of our common stock, as determined by our board of directors in its good faith discretion. Such options shall vest in three equal annual installments commencing June 2007. On September 6, 2006, we similarly issued to Dr. Ellison a ten-year option to purchase 30,000 shares of our common stock at an exercise price of $4.50 per share, the fair market value of our common stock on such date, upon his appointment to our board. Dr. Ellison’s options vest in three equal annual installments commencing September 6, 2007.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Option Awards		All Other Compensation		Total
Arie Belldegrun, M.D.	$7,500	$15,248	(1)	$1,235,048	(2)(3)(4)	$1,257,796
Lindsay Rosenwald, M.D.	$7,500	$15,248	(1)	-0-		$22,748
Harold J. Meyers	$8,500	$15,248	(1)	-0-		$23,955
Michael Richman	$7,500	$15,248	(1)	-0-		$22,748
Richard Ellison, M.D.	$2,500	$9,631	(1)	-0-		$12,131

(1)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R) of stock option awards, relating to a grant of an option to purchase 30,000 shares of our common stock, at an exercise price equal to the fair market value of our common stock on the date of grant, to each of our non-employee directors pursuant to the terms of our director compensation plan. Assumptions used in the calculation of this amount for non-employees are identified in Note 3 to our financial statements for the year ended December 31, 2006 included elsewhere in this Annual Report.
(2)	Represents consulting compensation paid to Dr. Belldegrun relating to (i) a monthly consulting fee of $16,666 paid pursuant to the terms of our Scientific Advisory Agreement, as amended, entered into with Dr. Belldegrun, (ii) payment of a $100,000 bonus in April 2006 relating to Dr. Belldegrun’s assistance in our April 2006 private placement offering, (iii) option grants to Dr. Belldegrun as described in footnote (3) below, and (iv) the grant of a restricted stock award as described in footnote (4) below. Does not include a bonus of $50,000 paid in 2006 but earned in 2005 with respect to Dr. Belldegrun’s assistance in our in-license of a product candidate. For more detail with respect to our consulting arrangement with Dr. Belldegrun, see the caption entitled “—Scientific Advisory Agreement” below.
(3)

Includes $850,160, which constitutes the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” of the following stock option awards issued to Dr. Belldegrun for his consulting services pursuant to our Scientific Advisory Agreement: (i) an option to purchase 153,644 shares at an exercise price of $0.39 per share granted in January 2004; (ii) an option to purchase 38,411 shares at an exercise price of $0.39 per share granted in August 2004, and amended in December 2006 to adjust the exercise price to $2.60 per share, the fair market value of our common stock on the date of original grant pursuant to the terms of Section 409A of the Internal Revenue Code; (iii) the vesting of 90,650 share options granted on February 27, 2006 at an exercise price of $4.50 per share, all of which vested by their terms upon our April 3, 2006 merger with SRKP 4, Inc.; and (iv) the vesting of 161,326 share options granted on March 9, 2006 at an exercise price of $4.50 per share, all of which vested by their terms upon our April 3, 2006 merger with SRKP 4, Inc. With respect to (ii) herein, the compensation cost reflects the incremental fair value of such option as modified, in accordance with SFAS 123R.

(4)	Reflects the issuance to Dr. Belldegrun on December 29, 2006 of 18,864 shares of restricted stock, which vested on January 2, 2007, issued to compensate Dr. Belldegrun for the amendment of his August 24, 2004 option grant to increase the original exercise price of $0.39 per share to $2.60 per share, the fair market value of our common stock on the date of grant. The sole purpose of the amendment to the option agreement and the issuance of restricted stock to Dr. Belldegrun was to amend the exercise price of the option in order to comply with Section 409A of the Internal Revenue Code.

Scientific Advisory Agreement

We entered into a Scientific Advisory Agreement dated January 1, 2004, as amended August 24, 2004, with Dr. Arie Belldegrun to serve as Chairman of our Scientific Advisory Board and as a member of our Board of Directors. Pursuant to the Scientific Advisory Agreement, Dr. Belldegrun receives an annual payment of $200,000 per year. Additionally, for each new technology that we in-license or otherwise acquire that are first introduced to us by or through Dr. Belldegrun, or for which Dr. Belldegrun actively participates in the evaluation process (as determined by our Chief Executive Officer), we are to make milestone payments to Dr. Belldegrun ranging from $50,000 to $150,000 for each such technology, depending on the clinical phase trials such technology is undergoing or completed. Furthermore, pursuant to the Scientific Advisory Agreement, we are to make a payment of $100,000 to Dr. Belldegrun in the event he assists in preparation for and participation in meetings with potential investors relating to an offering of securities with minimum proceeds of at least $5,000,000, provided, that only one such payment shall be made per year. The Scientific Advisory Agreement has a term of four years, and annually renews for one year periods thereafter unless either party gives the other thirty (30) days written notice prior to the end of term, or any renewal term, that such term is not to be extended. In the event we terminate the Scientific Advisory Agreement prior to the end of the initial term for any reason other than gross negligence, willful misconduct or fraud on the part of Dr. Belldegrun, we will be obligated to pay Dr. Belldegrun all amounts owed to him for the remainder of the calendar year in which the termination occurs, and all stock options that would otherwise have vested in such calendar year shall automatically vest upon such termination. The Scientific Advisory Agreement contains other customary terms and provisions that are standard in our industry. In conjunction with the execution of the original Scientific Advisory Agreement in January 2004, we granted Dr. Belldegrun options to purchase an aggregate of 153,644 shares of our common stock at an exercise price of $0.39 per share.

Pursuant to the amendment of the Scientific Advisory Agreement in August 2004, we issued Dr. Belldegrun an additional option to purchase 38,411 shares of common stock at an exercise price of $0.39 per share. The fair market value of our common stock on the date of such amendment was $2.60 per share.

During 2005, our Board of Directors approved bonuses in the aggregate of $150,000 to Dr. Belldegrun, including a $50,000 bonus in connection with the in-licensing of one of our product candidates. The remaining $100,000 bonus was in connection with Dr. Belldegrun’s participation in our private placement offering. Dr. Belldegrun, the Chief of the Division of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA), responded to scientific and clinical questions from potential and actual investors relating to our drugs and their development, including how such drugs could be used in clinical practice should we obtain the necessary regulatory approval. These bonuses were paid in April 2006.

In September 2006, we granted to Dr. Belldegrun a 10-year stock option to purchase 200,000 shares of our common stock at an exercise price of $4.50 per share. The option, which was approved by our board of directors, vests in four equal installments commencing September 2007.

In February 2006, we granted Dr. Belldegrun options to purchase 90,650 shares of our common stock at an exercise price of $4.82 per share. Additionally, in March 2006, we granted Dr. Belldegrun options to purchase an additional 161,326 shares of our common stock at an exercise price of $4.50 per share. All of these options vested upon completion of our private placement offering completed on April 3, 2006.

On December 29, 2006, we and Dr. Belldegrun agreed to amend the terms of the agreement relating to his option to purchase 38,411 shares of our common stock granted in August 2004 to increase the exercise price of the underlying option to $2.60 per share, the fair market value of our common stock on the date of grant, in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. In order to compensate Dr. Belldegrun for the increased exercise price, we also issued Dr. Belldegrun 18,864 shares of restricted common stock, all of which vested on January 2, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the our common stock as of March 23, 2007, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director and director nominee, (iii) each named executive officer (as defined under Item 402(a)(2) of Regulation S-B), and (iv) all named executive officers and directors as a group. The number of shares beneficially owned is determined under rules promulgated by the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA 90024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)		Percentage of Common Stock Beneficially Owned (%) (1)
Alan H. Auerbach	840,155	(2)	5.41
Arie Belldegrun	806,050	(3)	5.12
Charles R. Eyler	38,411	(4)	*
Gloria T. Lee	76,822	(5)	*
Harold J. Meyers	38,411	(4)	*
Lindsay A. Rosenwald	3,450,442	(6)	22.65
Russell H. Ellison	-0-		-0-
Michael Richman	-0-		-0-
Horizon BioMedical Ventures, LLC 787 Seventh Avenue, 48th Floor New York, NY 10019	3,184,903		21.28
Brookside Capital Partners Fund, L.P. (7) 111 Huntington Avenue Boston, MA 02199	1,398,838		9.34
Adage Capital Partners, L.P. (8) 200 Clarendon Street, 52nd Floor Boston, MA 02116	1,398,838		9.34
T. Rowe Price Associates, Inc. (9) 100 E. Pratt Street Baltimore, MD 21202	1,398,839		9.34
Visium Capital Management, LLC (10) c/o Visium Asset Management, LLC 950 Third Avenue New York, NY 10022	1,166,238		7.79
Millenco, LLC (11) c/o Millennium Management, LLC 666 Fifth Avenue New York, NY 10103	775,000		5.18
All executive officers and directors as a group (8 persons)	5,250,291		31.41

*	Less than 1%.
(1)

Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares which the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Includes shares of common stock issuable upon exercise of options to purchase an aggregate of 552,072 shares of common stock that are currently exercisable or will become exercisable within the next 60 days.

(3)	Includes (i) shares of common stock issuable upon the exercise of options to purchase an aggregate of 444,031 shares of common stock, (ii) shares of common stock issuable upon exercise of warrants to purchase 35,699 shares of common stock, (iii) 175,886 shares of common stock held by the Belldegrun Children’s Trust, of which Rebecca Belldegrun, Dr. Belldegrun’s spouse, is the trustee and (iv) 116,570 shares of common stock held by Leumi Overseas Trust Corporation Limited, as Trustee of the BTL Trust, a trust of which Dr. Belldegrun is a beneficiary. Dr. Belldegrun disclaims any beneficial ownership interest, except to the extent of his pecuniary interest therein, of the securities held by the Belldegrun Children’s Trust and the BTL Trust. All warrants and options referenced in this footnote are exercisable within the next 60 days.

(4)	Consists of shares of common stock issuable upon exercise of options to purchase an aggregate of 38,411 shares of common stock that are currently exercisable or will become exercisable within the next 60 days.

(5)	Consists of shares of common stock issuable upon exercise of options to purchase an aggregate of 76,822 shares of common stock that are currently exercisable or will become exercisable within the next 60 days.

(6)	Represents (i) 3,184,903 shares of common stock held by Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member and (ii) warrants to purchase an aggregate of 265,539 shares of common stock issued to Dr. Rosenwald. Does not include 138,549 shares of common stock beneficially owned by The Lindsay A. Rosenwald 2000 Family Trusts dated December 15, 2000, a trust established for the benefit of Dr. Rosenwald’s family. Dr. Rosenwald has advised us that he does not hold the power to vote or dispose of these shares, but instead such power rests solely with Lester Lipschutz, the trustee of such trust, who is not related to Dr. Rosenwald. On this basis, Dr. Rosenwald has informed us that he disclaims any beneficial ownership interest of the shares held by the trust, except to the extent of his pecuniary interest therein.

(7)	Domenic Ferrante, as the sole managing member of Brookside Capital Management, LLC (“BCM”), BCM, as the sole general partner of Brookside Capital Investors, L.P. (“BCI”), and BCI, as the sole general partner of Brookside Capital Partners Fund, L.P., may each be deemed to exercise voting or investment control over the shares of common stock held by Brookside Capital Partners Fund, L.P. The number of shares beneficially owned is based upon a Schedule 13G filed on April 13, 2006, as adjusted to reflect the conversion of Series A Preferred Stock.

(8)	Adage Capital Partners GP, LLC, a Delaware limited liability company, serves as the general partner of Adage Capital Partners, L.P. (“Fund”), and as such has discretion over the portfolio securities beneficially owned by the Fund. Adage Capital Partners GP, LLC disclaims beneficial ownership of these securities except to the extent of its pecuniary interest therein. The number of shares beneficially owned is based on a Schedule 13D filed on April 13, 2006, as adjusted to reflect the conversion of Series A Preferred Stock.

(9)	T. Rowe Price Associates, Inc. (“T. Rowe Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the shares owned by the funds listed under its name in the table above, as well as shares owned by certain other individual and institutional investors. For purposes of the reporting requirements of the Securities Exchange Act of 1934, T. Rowe Price Associates may be deemed to be the beneficial owner of all of the shares listed above; however, T. Rowe Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. T. Rowe Price Associates is a wholly owned subsidiary of T. Rowe Price Group, Inc., which is a publicly traded financial services holding company. The number of shares beneficially owned is based on a 13G filed on February 14, 2007.

(10)	Represents securities held by Visium Long Bias Offshore Fund, LTD, Visium Long Bias Fund, LP, Visium Balanced Offshore Fund, LTD and Visium Balanced Fund, LP, for which Visium Capital Management, LLC is the investment advisor (“Visium Capital”). Messrs. Jacob Gottlieb and Dmitry Balyasny, principals of Visium Capital have shared voting and dispositive power with respect to the securities held by these entities. The number of shares beneficially owned is based on a 13G/A filed on February 14, 2007.

(11)	Represents securities held by Millenco, L.L.C., a Delaware limited liability company (“Millenco”). Millenco is a broker-dealer and a member of the American Stock Exchange and The NASDAQ. Millennium Management, L.L.C., a Delaware limited liability company (“Millennium Management”), is the manager of Millenco, and consequently may be deemed to have voting control and investment discretion over securities owned by Millenco. Israel A. Englander is the managing member of Millennium Management, and as a result may be deemed to be the beneficial owner of any shares deemed to be owned by Millennium Management. The number of shares beneficially owned is based on a Schedule 13D filed on March 12, 2007.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the (i) number of securities to be issued upon the exercise of outstanding options, warrants and rights issued under our equity compensation plans, (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of securities remaining available for future issuance under our equity compensation plans (each as converted pursuant to the merger). All outstanding options identified herein are governed by the terms of the Company’s 2003 Stock Option Plan, as amended.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding (a)) (c)
Equity compensation plans approved by security holders	1,344,385	$2.98	—

Equity compensation plans not approved by security holders	528,171	$4.50	471,829

Total	1,872,556	$3.41	471,829

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We engaged Paramount BioCapital, Inc., of which Lindsay A. Rosenwald, M.D., a director, serves as Chairman and Chief Executive Officer, as one of the placement agents (together with Cowen & Co. referred to as the placement agents) in a private placement offering of 8,803,332 units at a price per unit of $4.50 completed on April 3, 2006, each unit constituting 0.9 shares of our preferred stock and 0.1 shares of our common stock, in consideration of gross proceeds of $39,650,000. Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member, and which is an affiliate of Paramount BioCapital, is a substantial stockholder holding approximately 21.3% of our voting securities. Pursuant to an exclusive Placement Agency Agreement dated as of June 16, 2005, as amended effective on December 16, 2005, with Paramount BioCapital and Cowen & Co., in connection with the private placement offering we paid each placement agent (a) cash commissions of $1,387,750, and (b) seven-year warrants to purchase 440,172 at an exercise price of $4.95 per share. We have agreed to pay similar placement agent fees, namely cash commissions of 3.5% of gross proceeds and warrants to purchase a number of shares of common stock equal to 5% of the securities issued, on additional sales, on or prior to April 3, 2007, by us of securities (other than in a public offering) to the investors introduced to us by the placement agents. We also paid accountable expenses of approximately $76,000 to the placement agents, of which $26,000 was paid to Paramount BioCapital, as reimbursement for their out-of-pocket expenses. Pursuant to the Placement Agency Agreement, we granted (a) Cowen the right of first refusal to act as our financial advisor or co-lead underwriter in relation to any restructuring transaction (through a recapitalization, extraordinary dividend, stock repurchase, spin-off, joint venture or otherwise), any acquisition or disposition transaction (including, without limitation, a merger, exchange offer, sale or purchase of assets or capital stock) or any public offering, and (b) the placement agents the right of first refusal to act as co-placement agents, in relation to any private placement of equity or debt securities under Rule 144A or otherwise, in each case initiated by us during the 12-month period following the date of the final closing of the offering. Lastly, we have agreed to indemnify the placement agents against certain liabilities, including liabilities under the Securities Act.

We previously engaged Paramount BioCapital to serve as its exclusive placement agent in connection with a bridge offering of $6,145,120 in convertible promissory notes and paid a placement fee of approximately $460,000 and issued warrants to purchase an aggregate of 74,221 shares of our common stock at an exercise price of $8.28 per share. We also agreed to pay similar percentage fees and warrants upon any investments made during the 12-month period following the final closing of the bridge offering by investors first introduced to it by Paramount BioCapital during the bridge offering. In addition, we have granted to Paramount BioCapital a right of first refusal to act as exclusive finder or placement agent in relating to any securities offerings on our behalf during the 24-month period following the date of the final closing of the bridge offering. Paramount BioCapital’s rights to receive payment on such subsequent investments and its right of first refusal are subject to our agreement with Cowen and Paramount BioCapital, Inc., which is described above. In the event either right of first refusal is triggered, our president, will be responsible for negotiating any additional terms of the placement agency agreement.

We entered into a Scientific Advisory Agreement dated January 1, 2004, as amended August 24, 2004 (the “Scientific Advisory Agreement”), with Dr. Arie Belldegrun to serve as Chairman of our Scientific Advisory Board and as a member of our Board of Directors. Pursuant to the Scientific Advisory Agreement, Dr. Belldegrun receives an annual payment of $200,000 per year, and is entitled to receive certain bonus payment in the event he assists in our in-license of additional technologies. The terms of the Scientific Advisory Agreement are set forth in more detail in the “Management” section above under the caption “Compensation of Directors.”

Timothy M. Hofer, who became our Secretary effective upon completion of the merger, is Senior Vice President, Legal Affairs of Paramount BioCapital. Mr. Hofer does not receive any compensation for his services as our Secretary. Mr. Hofer is not compensated by Paramount BioCapital for services he provides to us, nor is his compensation from Paramount BioCapital in any way based upon our performance. Mr. Hofer assisted us in our private placement of securities completed on April 3, 2006 as an employee of Paramount BioCapital, at which time he was not our Secretary. Paramount BioCapital is a registered broker-dealer, and is an NASD member firm. Mr. Hofer is not a registered broker-dealer.

Lindsay A. Rosenwald, M.D., one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a substantial stockholder, personally guaranteed our obligations under a $1,000,000 credit facility provided by Bank of America in consideration of Cougar’s agreement to grant Dr. Rosenwald warrants to purchase a number of shares of Cougar common stock based on how much of the line of credit facility was actually utilized. Prior to terminating the line of credit in April 2006, Cougar utilized $600,000 of such facility, and thereby granted Dr. Rosenwald warrants to purchase 31,732 shares of common stock at an exercise price of $8.28 per share.

In June 2005, Cougar issued promissory notes to five individuals, including Arie S. Belldegrun, M.D., a director, for an aggregate of $1,000,000. The note issued to Dr. Belldegrun totaled $675,000. In return for such loans, we granted Dr. Belldegrun and the four other individuals warrants to purchase an aggregate of 52,887 shares of common stock at an exercise price of $8.28 per share, of which warrants to purchase 35,699 shares of common stock were issued, as designated from Dr. Belldegrun, to the Belldegrun Children’s Trust, a trust created for the benefit of Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. $950,000 in principal balance of these notes, together with accrued and unpaid interest thereon, were converted into Cougar securities under the same terms as the offering. Of the shares issued to the noteholders, 15,641 shares of common stock and 140,764 shares of preferred stock were issued to the Belldegrun Children’s Trust. The Belldegrun Children’s Trust also subscribed for 1,110 shares of common stock and 9,991 shares of preferred stock in the private placement offering described above.

Director Independence

In determining whether the members of our Board and its committees are independent, we have elected to use the definition of “independence” set forth by the Marketplace Rule 4200(a)(15) of The Nasdaq Stock Market and the standards for independence established by The Nasdaq Stock Market, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of The Nasdaq Stock Market. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Cougar Biotechnology, its senior management and its independent registered public accounting firm, the Board has determined that Mr. Harold J. Meyers, Mr. Michael S. Richman and Dr. Russell H Ellison are independent directors within the meaning of the applicable listing standard of The Nasdaq Stock Market.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 27, 2006 by and among Cougar Biotechnology, Inc., SRKP 4, Inc. and SRKP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 our Registration Statement on Form 10SB filed on August 3, 2005)

3.2	Certificate of Merger relating to the merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.3	Certificate of Ownership relating to the merger of Cougar Biotechnology, Inc. with and into SRKP4, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 31, 2006 and filed by April 6, 2006)

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10SB filed on August 3, 2005)

4.1	Form of Warrant relating to the sale of promissory notes in June 2005 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form SB-2 (File No.: 333-133779) filed May 3, 2006)

4.2	Schedule identifying holders of warrants issued to certain noteholders in the form of Warrant incorporated by reference to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-QSB filed on August 16, 2006)

4.3	Form of Warrant relating to the sale of convertible bridge notes in November 2005 and January 2006 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.4	Form of Warrant issued in relation to guaranty of credit facility (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.5	Form of Warrant issued to placement agents in connection with offering of convertible bridge notes (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

Exhibit No.	Description
4.6	Form of Warrant issued to placement agents in connection with April 3, 2006 private placement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-QSB filed on August 16, 2006)

10.1	Stock Purchase Agreement with Horizon BioMedical (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

10.2	Employment Agreement with Alan H. Auerbach dated September 28, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 2, 2006)

10.3	Scientific Advisory Agreement with Dr. Arie Belldegrun dated December 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

10.4	Amendment to Scientific Advisory Agreement with Dr. Belldegrun dated August 24, 2004 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

10.5	Employment Offer Letter to Charles R. Eyler dated August 5, 2004 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

10.6	Employment Offer Letter to Dr. Gloria Lee dated October 21, 2004 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (SEC File No.; 333-133779) filed on May 3, 2006)

10.7	License Agreement with BTG International Ltd dated March 23, 2004 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2/A (SEC File No.; 333-133779) filed on January 18, 2007)*

10.8	Exclusive License Agreement with Emory University dated February 23, 2004 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2/A (SEC File No.; 333-133779) filed on December 21, 2006)*

10.9	First Amendment to License Agreement made and entered into June 2, 2004 with Emory University (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2/A (SEC File No.; 333-133779) filed on December 21, 2006)*

10.10	License Agreement with LEO Pharma A/S dated June 27, 2005 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2/A (SEC File No.; 333-133779) filed on December 21, 2006)*

10.11	Summary terms of non-employee director compensation program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 12, 2006)

10.12	2003 Stock Option Plan (as amended through September 6, 2006) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 12, 2006)

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 12, 2006)

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (SEC File No.: 333-140673) filed on February 13, 2007)

10.15	Redemption Agreement dated February 27, 2006 by and among SRKP 4, Inc. and Richard A. Rappaport, Anthony C. Pintsopoulos, Debbie Schwartzberg, Thomas Poletti and Glenn Krinsky (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2006)

Exhibit No.	Description
10.16	Indemnity Agreement dated April 3, 2006 by and among SRKP 4, Inc., Cougar Biotechnology, Inc., Richard A. Rappaport and Anthony C. Pintsopoulos (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2006)

10.17	Form of Subscription Agreement dated April 3, 2006 entered into with investors in April 3, 2006 private placement offering (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006)

10.18	Restricted Stock Agreement dated December 29, 2006 with Arie Belldegrun (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K on January 8, 2007)

23.1	Consent of J.H. Cohn LLP (filed herewith)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Exchange Act of 1933, as amended.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31:

Fee Category	2006 Fees	2005 Fees
Audit Fees	$182,300	$48,630
Audit-Related Fees (1)	113,747	2,373
Tax Fees (2)	6,000	2,297

Total Fees	$302,047	$53,300

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at board of director and audit committee meetings.
(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2006 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Cougar Biotechnology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2007.

COUGAR BIOTECHNOLOGY, INC.

By:	/S/ ALAN H. AUERBACH
Name:	Alan H. Auerbach
Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Cougar Biotechnology, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALAN H. AUERBACH Alan H. Auerbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/S/ CHARLES R. EYLER Charles R. Eyler	Treasurer (Principal Accounting and Financial Officer)	April 2, 2007

/S/ ARIE BELLDEGRUN Arie Belldegrun, M.D.	Director	April 2, 2007

Lindsay A. Rosenwald, M.D.	Director	April , 2007

/S/ HAROLD J. MEYERS Harold J. Meyers	Director	April 2, 2007

/S/ MICHAEL S. RICHMAN Michael S. Richman	Director	April 2, 2007

/S/ RUSSELL H. ELLISON Russell H. Ellison	Director	April 2, 2007

COUGAR BIOTECHNOLOGY, INC.

(A Development Stage Enterprise)

Index

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets December 31, 2006 and 2005	F-3

Statements of Operations For the Years Ended December 31, 2006 and 2005 and the period from May 14, 2003 (Date of Inception) through December 31, 2006	F-4

Statements of Stockholders’ Equity (Deficiency) For the Years Ended December 31, 2006 and 2005 and the period from May 14, 2003 (Date of Inception) through December 31, 2006	F-5

Statements of Cash Flows For the Years Ended December 31, 2006 and 2005 and the period from May 14, 2003 (Date of Inception) through December 31, 2006	F-6/7

Notes to Financial Statements	F-8/28

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cougar Biotechnology, Inc.

We have audited the accompanying balance sheets of Cougar Biotechnology, Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from May 14, 2003 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cougar Biotechnology, Inc. (A Development Stage Enterprise) as of December 31, 2006 and 2005, and its results of operations and cash flows for the years then ended and for the period from May 14, 2003 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/    J. H. Cohn LLP

San Diego, California

March 14, 2007

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$14,129,911	$1,040,864
Investment securities, available-for-sale, at fair value	16,679,802	—
Debt issuance costs, net	—	47,500
Employee advance	—	48,000
Prepaid expenses and other assets	1,195,055	116,061

Total current assets	32,004,768	1,252,425

Property and equipment, net	166,360	8,581
Debt issuance costs, net	—	453,276
Deposits	160,000	160,000

Totals	$32,331,128	$1,874,282

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$426,778	$1,163,360
Accrued expenses	1,713,838	875,728
Borrowings under line of credit	—	600,000
Notes payable, net of discount	—	934,887
Warrant liability	—	856,398
Option compensation liability for non-employees	—	459,833
Related party payable	—	88,226

Total current liabilities	2,140,616	4,978,432

Convertible notes payable, net of discount	—	3,113,324

Deferred rent	44,399	—

Total liabilities	2,185,015	8,091,756

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; 9,486,752 shares issued and outstanding; liquidation value of $44,001,670 at December 31, 2006	39,506,779	—

Commitments and contingencies	—	—

Stockholders’ deficiency:
Common stock—$.0001 par value; 100,000,000 shares authorized; 4,804,075 shares issued and outstanding at December 31, 2006 and 3,553,021 shares issued and outstanding at December 31, 2005	480	355
Additional paid-in capital	13,850,087	5,132,020
Deficit accumulated during the development stage	(23,211,233)	(11,349,849)

Total stockholders’ deficiency	(9,360,666)	(6,217,474)

Totals	$32,331,128	$1,874,282

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

	2006	2005	Period from May 14, 2003 (date of inception) to December 31, 2006
Operating expenses:
General and administrative	$3,926,795	$1,266,620	$6,813,148
Research and development	6,698,515	6,256,700	14,896,486
Depreciation	30,593	3,064	34,390

Totals	10,655,903	7,526,384	21,744,024

Loss from operations	(10,655,903)	(7,526,384)	(21,744,024)

Other income (expenses):
Interest income	1,244,407	14,281	1,281,913
Interest expense	(1,012,661)	(299,235)	(1,311,895)
Other expense	(1,437,227)	—	(1,437,227)

Totals	(1,205,481)	(284,954)	(1,467,209)

Net loss	(11,861,384)	(7,811,338)	(23,211,233)

Accretion of dividends on preferred stock	(1,273,633)	—	(1,273,633)
Accretion of issuance costs on preferred stock	(364,413)	—	(364,413)

Net loss applicable to common stock	$(13,499,430)	$(7,811,338)	$(24,849,279)

Net loss per common share—basic and diluted	$(3.10)	$(2.20)

Weighted-average common shares outstanding—basic and diluted	4,357,681	3,553,021

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of shares of common stock through private placement at $.4595 per share	1,632,468	$163	$749,837	$—	$750,000
Effect of issuance of shares of common stock to an officer at $.0026 per share	288,083	29	132,346	—	132,375
Option compensation for non-employees	—	—	207	—	207
Net loss	—	—		(378,375)	(378,375)

Balance at December 31, 2003	1,920,551	192	882,390	(378,375)	504,207

Issuance of shares of common stock through private placement at $2.60 per share	1,632,470	163	4,249,837	—	4,250,000
Option compensation for non-employees	—	—	14,476	—	14,476
Net loss				(3,160,136)	(3,160,136)

Balance at December 31, 2004	3,553,021	355	5,146,703	(3,538,511)	1,608,547
Issuance of warrants with notes payable	—	—	130,954	—	130,954
Issuance of warrants for debt costs	—	—	91,041	—	91,041
Option compensation for non-employees	—	—	403,331	—	403,331
Reclassification of fair value of non-employee options and warrants to liabilities due to issuance of convertible notes	—	—	(640,009)	—	(640,009)
Net loss	—	—	—	(7,811,338)	(7,811,338)

Balance at December 31, 2005	3,553,021	355	5,132,020	(11,349,849)	(6,217,474)

Issuance of shares of common stock through private placement and other offerings at $4.50 per share	893,656	89	3,725,063	—	3,725,152
Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	16	722,544	—	722,560
Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	178,106	18	801,478	—	801,496
Issuance of placement warrants allocable to Series A Preferred Stock	—	—	2,160,672	—	2,160,672
Option compensation for employees	—	—	870,586	—	870,586
Reclassification of fair value of non-employee options from liabilities due to debt conversion	—	—	1,195,927	—	1,195,927
Option compensation for non-employees	—	—	114,953	—	114,953
Stock compensation for non-employees at $4.50 per share	18,864	2	84,886	—	84,888
Reclassification of fair value of warrants from liability due to debt conversion	—	—	680,004	—	680,004
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,273,633)	—	(1,273,633)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(364,413)	—	(364,413)
Net loss	—	—	—	(11,861,384)	(11,861,384)

Balance at December 31, 2006	4,804,075	$480	$13,850,087	$(23,211,233)	$(9,360,666)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

	2006	2005	Period from May 14, 2003 (date of inception) to December 31, 2006
Operating activities:
Net loss	$(11,861,384)	$(7,811,338)	$(23,211,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,593	3,064	34,390
Common stock issued for liquidated damages	801,496	—	801,496
Common stock issued for accrued interest	13,048	—	13,048
Preferred stock issued for accrued interest	117,429	—	117,429
Option compensation for non-employees	851,048	445,150	1,310,881
Option compensation for employees	870,586	—	870,586
Stock issued for compensation—employees	—	—	131,625
Stock issued for compensation—non-employee	84,888	—	84,888
Other non-cash compensation	48,000	48,000	96,000
Amortization of discount on notes payable	376,709	110,073	486,782
Amortization of debt issuance costs	612,993	89,598	702,591
(Credit)/Charge to interest expense for change in warrant value	(68,634)	20,000	(48,634)
Amortization of deferred rent	10,648	—	10,648
Amortization of discount on investments	(37,780)	—	(37,780)
Other	50,000	—	50,000
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(1,078,994)	(260,461)	(1,355,055)
Accounts payable and accrued expenses	13,302	1,778,687	2,140,616

Net cash used in operating activities	(9,166,052)	(5,577,227)	(17,897,722)

Investing activities
Purchases of short-term investments	(16,642,022)	—	(16,642,022)
Capital expenditures	(154,621)	(4,665)	(166,999)

Net cash used in investing activities	(16,796,643)	(4,665)	(16,809,021)

Financing activities:
Net proceeds from issuance of common stock	3,725,152	—	8,725,902
Net proceeds from issuance of preferred stock	33,526,368	—	33,526,368
Payment of debt issuance costs	(134,778)	(375,958)	(510,736)
Proceeds from issuance of notes payable	—	1,000,000	1,000,000
Payment of notes payable	(50,000)	—	(50,000)
Proceeds from issuance of convertible notes payable	2,585,000	3,560,120	6,145,120
Borrowings (payments) under line of credit	(600,000)	600,000	—

Net cash provided by financing activities	39,051,742	4,784,162	48,836,654

Net increase (decrease) in cash and cash equivalents	13,089,047	(797,730)	14,129,911
Cash and cash equivalents, beginning of period	1,040,864	1,838,594	—

Cash and cash equivalents, end of period	$14,129,911	$1,040,864	$14,129,911

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS–(Continued)

YEARS ENDED DECEMBER 31, 2006 AND 2005 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2006

	2006	2005	Period from May 14, 2003 (date of inception) to December 31, 2006
Supplemental disclosures of non-cash investing and financing activities:
Carrying value of convertible notes converted to common stock	$614,512	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$5,530,608	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$95,000	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$855,000	$—	$855,000

Value of warrants charged to debt and note issuance costs	$89,137	$214,416	$303,553

Value of warrants issued with notes payable	$178,275	$621,982	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$33,751	$—	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$239,328	$—	$239,328

Fair value of warrants issued to placement agents for private placement allocable to preferred stock	$2,160,672	$—	$2,160,672

Reclassification of non-employee options from liabilities to additional paid-in capital	$1,195,927	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$680,004	$—	$680,004

Supplemental disclosures of cash flow information:
Interest Paid	$12,588	$14,802	$27,390

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Cougar Biotechnology, Inc. (“Cougar” or the “Company”) is a development stage biopharmaceutical company based in Los Angeles, California that in-licenses novel therapeutics and develops such therapeutics for the treatment of cancer. The Company’s strategy is to license technologies that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development.

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2006, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has reported a net loss of $11,861,384 and negative cash flows from operating activities of $9,166,052 for the year ended December 31, 2006. The net loss from date of inception, May 14, 2003, to December 31, 2006 amounted to $23,211,233. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through at least 2012.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing. Through December 31, 2006, a significant portion of its financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations with cash on hand and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2007 and into 2008. The Company, however, may choose to raise additional capital before 2008 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

Note 2—Merger with Public Company:

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into a “reverse merger” transaction whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in the financial statements has been restated to retroactively reflect the conversion ratio of .38411. In consideration for their shares of the Company’s pre-merger capital stock and, in accordance with the Merger Agreement, the Company’s stockholders received an aggregate of 4,607,105 shares of SRKP common stock and 9,486,752 shares of SRKP’s newly designated Series A Preferred Stock.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Upon completion of the Merger and the Redemption (as defined below), the Company’s stockholders held 100% of SRKP capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of the Company’s capital stock outstanding immediately prior to the Merger, which constitute, on a fully-diluted basis, the rights to acquire an aggregate of 2,327,299 shares of SRKP common stock. Subsequent to the Merger, the holders of the Company’s capital stock held the same percentage of the Company’s capital stock after effectiveness of the Merger as they held immediately prior to the Merger.

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

The merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, the Company treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities. The consideration in the amount of $200,000 paid to the former stockholders of SRKP was recorded as an Other Expense item and included in the Company’s net loss for the year ended December 31, 2006.

Note 3—Significant Accounting Policies:

The significant accounting policies followed in the preparation of these financial statements are as follows:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with an initial maturity date at the date of purchase of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Investment Securities:

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholder’s deficiency until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented. The amortization and accretion, interest income and realized gains and losses are included in interest income within the statements of operations.

Fair Value of Financial Instruments:

For financial instruments consisting of cash and cash equivalents, prepaid expenses, and accounts payable included in the Company’s balance sheets, the carrying amounts reasonably approximate the fair values due to their short maturities. Estimated fair values of investments securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Property and Equipment:

Property and equipment are recorded at cost and depreciated over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are recorded at cost and depreciated over the shorter of their useful lives or the term of the lease by use of the straight line method. Maintenance and repair costs are charged to operations as incurred.

Research and Development:

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on behalf of the Company, contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company’s cash and cash equivalents in excess

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

of the Federal Deposit Insurance Corporation limit at December 31, 2006, was approximately $14,960,000. The Company invests its excess cash primarily in marketable debt securities of financial institutions, other corporations, and government agencies with strong credit ratings. The Company has adopted an investment policy that includes guidelines related to diversification and maturities to maintain safety and liquidity. Accordingly, the Company does not believe it is exposed to any significant credit risk.

Stock-Based Compensation:

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity–based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. During the year ended December 31, 2006, the Board of Directors approved an increase in the number of shares reserved from 1,344,385 to 2,344,385. On March 2, 2007, the Board of Directors approved an increase in the number of shares reserved from 2,344,385 to 3,344,385.

As required, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”. SFAS 123R eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant. By electing the intrinsic value method, the Company was required to present pro forma disclosures as if it had used the provisions of SFAS 123 and had recorded the fair value of employee stock options over the vesting period.

The Company has adopted SFAS 123R using the modified-prospective method and, accordingly, financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of SFAS 123R’s fair value method had and will continue to have a material impact on the Company’s results of operations, although it will have no impact on the Company’s cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based expense the Company recorded in 2006 was based largely upon the amortization of costs for awards granted in 2006 and amounts related to unvested options granted in prior periods which vested in 2006. As SFAS 123R includes further guidance on the assumptions to be used in the stock option-pricing models, the Company expects to have differences between the expenses the Company would have recognized under the pro forma disclosures required by SFAS 123 and the expense the Company will recognize under SFAS 123R. Because of the variability in the assumptions to be used in the valuation of stock options the Company granted in 2006 and the variability in the quantity and other terms of stock based awards the Company may issue

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

in future, the Company’s ability to predict future stock-based compensation expense is limited. The amount recognized in the financial statements related to employee stock-based compensation was $870,586 for the year ended December 31, 2006, which was included in general and administrative and research and development operating expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as determined by Staff Accounting Bulletin (“SAB”) No. 107, the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which the Company may be required to adopt another method to determine expected life of the option awards. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. treasury yield curve in effect at the time of grant valuation. SFAS 123R does not allow companies to account for option forfeitures as occurred. Instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the year ended December 31, 2006 (no options were granted in 2005):

Dividend yield	0%
Expected volatility	72%
Risk—free interest rate	4.7%
Expected life	5.8 years

Activity with respect to the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period-ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year-ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year-ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41	8.7	$2,114,521

Exercisable at December 31, 2006	994,973	$3.04	8.2	$1,522,512

At December 31, 2006, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $1,473,967, which is expected to be recognized over a weighted average period of 2.8 years. The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $4.55 per share.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prior to adoption of SFAS 123R, the Company accounted for stock-based employee compensation using the intrinsic value method under APB No. 25. Had compensation cost for stock-based compensation been determined using the fair value method consistent with SFAS 123R, the net loss and net loss per share for the year ended December 31, 2005, would have been adjusted to the following pro forma amount:

Year Ended December 31, 2005
Net loss applicable to common stock:
As reported	$(7,811,338)
Stock-based employee compensation determined under the fair value method	(9,789)

Net loss applicable to common stock, pro forma	$(7,821,127)

Basic and diluted net loss per common share:
As reported	$(2.20)

Pro forma	$(2.20)

In accordance with the provisions of SFAS 123, and EITF No. 96-18, all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options issued to non-employees is recorded in expense and additional paid-in capital in stockholders’ deficiency or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period.

During the years ended December 31, 2006 and 2005, the Company recognized expenses of $851,048 and $445,150, respectively, relating to the granting of options to non-employees for services and such expenses are included in the accompanying statements of operations. Approximately $749,270 of the option expense for the year ended December 31, 2006 represents the effect of options granted during such period, which is when the services were provided. The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at December 31, 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Expected volatility	75%	72%
Risk—free interest rate	4.7%	4.1%
Contractual term	4 years	4 years

The price volatility for the calculation of the fair value of options granted to non-employees was computed by using the average historical volatility of public companies in the same industry in which the Company operates.

Income Taxes:

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred income taxes also are recognized for net operating loss carry-forwards and tax credits that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share”. For the purpose of determining basic net loss per common share, dividends and accreted issuance costs on preferred stock have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because the assumed conversion of Series A Convertible Preferred Stock and the exercise of the Company’s outstanding options and warrants would have been anti-dilutive. Potentially dilutive securities excluded from the calculations amounted to 12,546,962 shares for the year ended December 31, 2006, comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,872,556 shares issuable upon exercise of options and 1,187,654 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 935,336 shares for the year ended December 31, 2005, comprised of 635,703 shares issuable upon exercise of options and 299,633 shares issuable upon exercise of warrants.

Debt and Note Issuance Costs and Debt Discounts:

Debt and note issuance costs related to obtaining the line of credit and the issuance of notes and debt discounts attributable to the value of warrants issued with the notes were amortized to interest expense over the terms of the related debt instruments on a straight-line basis, which approximates the effective interest method.

Warrants Issued with Debt Instruments:

In November 2005 and January 2006, the Company issued Convertible Bridge Notes and warrants. Since the conversion of the Bridge Notes could have resulted in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in EITF Issue No. 00-19 (“EITF 00-19”) “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company was prohibited from concluding that the Company had sufficient authorized and un-issued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date convertible notes were issued, the Company recorded the related fair value of the warrants to liabilities. Further, on that date, the fair value of the outstanding non-employee options were reclassified from additional paid-in capital in equity to current liabilities. Additionally, the Company retroactively revalued warrants issued in June 2005 to fair value in accordance with EITF 00-19. The fair value of all warrants were based on the Black-Scholes option pricing model and were marked to market at the end of each reporting period in which a change in fair value occurred. Changes in the fair value of warrants were recorded as interest expense. As a result of the change in valuation methods for the warrants issued in 2006 and 2005, a credit of $68,634 was recorded in 2006 and a charge of $20,000 was recorded in 2005.

For warrants and convertible notes payable issued in January 2006, the Company accounted for the value of the warrants arising from the issuance of debt instruments pursuant to EITF 00-19, by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible notes to stock on

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

April 3, 2006 (see Note 15), the Company no longer had equity instruments that could result in a conversion into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-capital in the balance sheet.

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the money at the commitment date pursuant to the consensus of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27 (“EITF 00-27”), “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants included in the exchange based on the fair values of the warrants and the debt instruments as explained above. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital or liabilities and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

Deferred Rent:

The Company has entered into an operating lease agreement for its corporate office which contains a provision for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent which is reflected as a separate line item in the accompanying balance sheets. Additionally, the Company recorded as deferred rent the cost of the leasehold improvements to the office paid by the landlord which is amortized on a straight-line basis over the term of the lease.

Reclassifications:

Certain amounts for 2005 have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Standards:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FIN 48 may have on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP which is expected to make the measurement of fair value more consistent and comparable. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

evaluating the impact, if any, that SFAS 157 may have on the Company’s results of operations or financial position.

In December 2006, the FASB issued the FASB Staff Position (“FSP”) No. EITF 00-19-2, (“EITF 00-19-2”), “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. The guidance in this FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that EITF 00-19-2 may have on the Company’s results of operations or financial position.

The FASB and the Securities and Exchange Commission (the “SEC”), had issued certain other accounting pronouncements as of December 31, 2006 that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2006 and 2005 or that they will have a significant effect at the time they become effective.

Note 4—Investment Securities:

Investment securities are comprised entirely of marketable debt securities of financial institutions and other corporations. The fair value of investment securities by contractual maturity is as follows at December 31, 2006:

	Maturity in Years
Corporate debt securities	1 or less	$9,736,485
Tradeable certificate of deposits	1 or less	5,057,702
Asset backed securities	1 or less	1,885,615

Total available-for-sale securities		$16,679,802

The fair value of investment securities at December 31, 2006 approximated cost. No gains or losses were realized during the year ended December 31, 2006.

Note 5—Employee Advance:

As part of an employment agreement entered into in October 2004, the Company advanced an employee $96,000. Upon the completion of one year of service, $48,000 of the balance was forgiven and charged to

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

expense in 2005 with the remaining $48,000 forgiven upon completion of the second year of service and charged to expense in 2006.

Note 6—Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following at December 31:

	2006	2005
Product manufacturing	$823,707	$—
Clinical investigational services	275,221	72,045
Prepaid rent	18,671	18,671
Other	77,456	25,345

Totals	$1,195,055	$116,061

Note 7—Property and Equipment:

Property and equipment consists of the following at December 31:

	2006	2005
Furniture and fixtures	$98,803	$7,288
Computer equipment	68,196	5,090
Leasehold improvements	33,751	—

	200,750	12,378
Less: accumulated depreciation	(34,390)	(3,797)

Totals	$166,360	$8,581

Note 8—Accrued Expenses:

Accrued expenses consist of the following at December 31:

	2006	2005
Accrued research and development costs	$1,060,972	$170,000
Liquidated damages (See Note 18)	424,732	—
Accrued compensation	191,157	613,910
Other	36,977	91,818

Totals	$1,713,838	$875,728

Note 9—Private Placement and Other Offering:

On April 3, 2006, immediately prior to the reverse acquisition of SRKP, the Company completed a private placement offering of 8,803,332 units at a price per unit of $4.50, each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock, in consideration of gross proceeds of $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Redeemable Convertible Preferred Stock (“Series A”) and 880,334 shares of its common stock to investors in the offering. Cowen & Co. and Paramount BioCapital, Inc. (“Paramount”), of which Lindsay A. Rosenwald, M.D., a director and

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

stockholder of the Company, serves as Chairman and Chief Executive Officer, each of whom is registered with the NASD as a broker-dealer, acted as placement agents in the offering. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants was determined using the Black-Scholes option pricing model and was approximately $2,400,000, of which $2,160,672 and $239,328 was applicable to Series A and common stock, respectively. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock to be issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company has no obligation to settle any exercise of the placement agent or other warrants in cash or registered shares; the Company intends to settle only in unregistered shares. The Company has provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Additionally, on terms similar to those in the offering, the Company sold 13,322 shares of common stock and 119,895 shares of Series A in consideration of cash proceeds in the amount of approximately $600,000 to Dr. Rosenwald. In addition to the placement fees, the gross proceeds from the private placement and the related offering were reduced by reimbursable expenses associated with the placement totaling approximately $76,000, of which $26,000 was paid to Paramount, and other fees totaling approximately $147,000. The net proceeds of the offering totaled $37,251,520, of which $33,526,368 was allocated to the Series A and $3,725,152 was allocated to the common stock. As a result, the Series A was initially recorded at $31,356,696, which was comprised of the allocated proceeds less the fair value of the warrants applicable to the Series A of $2,160,672. The $4,858,834 difference between the par value of the Series A and the amount initially recorded represents issuance cost that will be accreted over the period from the date of sale to the date of mandatory redemption, April 3, 2016.

Note 10—Series A Redeemable Convertible Preferred Stock:

In connection with the private placement which closed on April 3, 2006 and the sale to Dr. Rosenwald (see Note 9) and the debt conversion on April 3, 2006 (see Note 15), the Company issued 9,486,752 shares of Series A, the terms of which are set forth in a Certificate of Designation for the Series A filed with the Secretary of State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A have a stated value of $4.50 per share. Commencing on the date of issue, the holders of the Series A are entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at the rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Among other rights, in the event of a liquidation, dissolution or winding up of the Company, holders of Series A are entitled to receive an amount equal to the greater of the stated value plus an amount equal to all accrued and unpaid dividends and the amount such holders would have been entitled to receive upon such liquidation event had the Series A been converted immediately prior to such liquidation event. The Series A can be converted at the option of the stockholder in whole or in part into shares of common stock at an initial conversion price per share of common stock of $4.50 at any time. Cumulative dividends as of December 31, 2006 were $1,273,633, or $0.13 per share. The Company recorded $1,273,633 and $364,413 for the accretion of dividends and issuance costs, respectively, through December 31, 2006 and as a result, the carrying value of the Series A increased by $1,638,046 during 2006 to $39,506,779.

Each share of Series A automatically converts into shares of common stock at a conversion price of $4.50, subject to adjustment, in the event that the closing price of the Company’s common stock exceeds 200% of the conversion price for twenty consecutive trading days. At any time after the tenth anniversary of the original issue date, the holders of a majority of the Series A then outstanding may demand that the Company redeem all of the remaining outstanding shares of Series A for a cash amount equal to the stated value, plus all accrued and unpaid

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

dividends. Payment shall be made by the Company quarterly over the three years following such mandatory redemption date. The Company does not have an option to redeem such outstanding shares. The Company has no obligation to settle any conversion of the Series A or the related placement agent warrants in cash or registered shares; the Company intends to settle only in unregistered shares. However, the Company has provided the holders of the Series A and the placement agents with registration rights relating to the resale of the common stock issuable upon conversion of the Series A or exercise of the related placement agent warrants.

Pursuant to Rule 5-02.28 of Regulation S-X, the SEC requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if the are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes the initial carrying amount of redeemable preferred stock should be its fair value at date of issue. If redeemable currently the security should be adjusted to its redemption amount at each balance sheet date. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features or for which ultimate payment is not solely within the control of the registrant. As noted in EITF Topic D-98: “Classification and Measurement of Redeemable Securities”, paragraph 15 (“Topic D98”), “If the security is not redeemable currently (for example, because a contingency has not been met), and it is not probable that the security will become redeemable, subsequent adjustment is not necessary until it is probable that the security will become redeemable”.

Management has determined that the redemption of the Series A is outside of the Company’s control thus requiring the Company to record the Series A outside of permanent equity. The Series A is not currently redeemable and management believes that the mandatory redemption of the Series A is not probable for the reasons noted below. Therefore, the Company has recorded the Series A outside of permanent equity at its fair value at date of issuance and in accordance with guidance from Topic D98 does not believe an adjustment from the carrying amount to the redemption amount at each balance sheet date is required.

The Company currently has three drugs in clinical development (CB7630, CB3304, and CB1089). Management currently believes that, assuming the Company chooses to continue developing these three drugs, each drug should take approximately an additional 6 to 8 years to complete development and obtain FDA approval. Therefore, management anticipates that prior to the tenth anniversary of the date of issuance of the Series A (April 2016), the Company can reasonably expect that one or more of its drug candidates will either be in late clinical development and/or will have received FDA approval. The market capitalization of public biotechnology companies with drugs in late clinical development suggest that the Company’s market capitalization has the potential to be significantly higher than it is currently when one of the Company’s drug candidates is in late clinical development. This should give the holders of the Series A ample opportunity to either convert their Series A to common stock or for the automatic conversion feature of the Series A to be triggered prior to April 2016. Therefore, management believes that it is not probable that the holders of the Series A will invoke the mandatory redemption feature of the Series A.

Note 11—Common Stock:

The Company issued 1,632,468 shares of common stock to investors during May 2003 for $750,000 at $.4595 per share. Additionally, in May 2003, 288,083 shares were issued to an officer of the Company at $.0026 per share for a total of $750 in cash. The Company recorded compensation expense of $131,625 for the difference between the fair value of the shares ($.4595 per share) and the amount paid.

In March 2004, the Company issued 1,632,470 shares of common stock for $4,250,000 at $2.60 per share.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

In April 2006, the Company issued 893,656 shares of common stock for $3,725,152 at $4.50 per share in conjunction with the private placement offering of units (see Note 9). Additionally in April 2006, 160,428 shares were issued through debt conversion at $4.50 per share for an aggregate of $722,560. In December 2006, the Company issued to certain investors in our April 2006 private placement an aggregate of 178,106 shares of unregistered common stock valued at $4.50 per share in lieu of an aggregate of $801,496 in compensatory cash payments we would otherwise have been required to make under the liquidating damages provision of the stock subscription agreement (see Note 18).

On December 29, 2006, the Company modified a stock option grant for 38,411 shares, increasing the exercise price of the stock option from $0.39 to $2.60 in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. In order to compensate the consultant for the increased exercise price, the Company agreed to issue 18,864 shares of restricted common stock, all of wish vested on January 2, 2007, (see Note 18) valued at $4.50 per share.

Note 12—Line of Credit:

On July 15, 2005, the Company entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. Interest was charged monthly at (i) the bank’s prime rate minus 0.5% or (ii) LIBOR plus 0.75% per annum. The credit facility balance outstanding and any unpaid interest were due and payable on June 30, 2006. The line of credit was repaid in full and cancelled in April 2006. The credit facility was guaranteed by Dr. Lindsay A. Rosenwald, M.D., a director and stockholder of the Company. In return for such guaranty, the Company was obligated to grant Dr. Rosenwald a warrant to purchase a number of shares of Company common stock based on the highest amount borrowed against the line of credit. The highest balance borrowed under this credit facility totaled $600,000. In February 2006, the Company issued to Dr. Rosenwald a warrant with a five year term to purchase 31,732 shares of Company common stock at an exercise price of $8.28 per share. The warrant issued for guaranteeing the credit facility was valued at $91,041 using the Black-Scholes option pricing model which was recorded as debt issuance costs. The model assumed a risk-free interest rate of 4.33%, a five year term and stock volatility of 72%. The warrant may be exercised by the holder in whole or in part by written notice of exercise delivered to the Company, together with the warrant and payment of the warrant exercise price for such warrant. The warrant does not include any cashless exercise or redemption provisions. The warrant (and common stock issuable upon exercise thereof) is not registered and includes restrictions upon transfer. The Company has no obligation to settle any exercise of the warrant in cash or registered shares; management intends to settle such exercise only in unregistered shares. The Company provided the warrantholder demand and piggy back registration rights relating to the resale of common stock issuable upon exercise of the warrant.

Note 13—Notes Payable:

On June 30, 2005, the Company issued unsecured promissory notes with attached warrants to six individuals, including Dr. Arie Belldegrun, a member of the Company’s Board of Directors, for aggregate proceeds of $1,000,000. The note issued to Dr. Arie Belldegrun totaled $675,000. The promissory notes bore interest at 5.75%. The promissory notes and all unpaid interest were required to be repaid by the 10th business day following the earlier of (a) the closing of the private placement equity offering dated July 1, 2005, which never occurred; or (b) on demand any time after June 30, 2006. On April 3, 2006, one of the notes payable for $50,000 plus accrued interest was paid in full and the remaining notes payable for $950,000 plus accrued interest were converted to equity (see Note 15). Warrants to purchase an aggregate of 52,887 shares of Company common stock were issued with the promissory notes with a value of $130,954. Of these warrants, warrants to

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

purchase 35,699 shares of common stock were issued to the Belldegrun Children’s Trust, a trust created for Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued with the promissory notes expire in five years with an exercise price of $8.28 per share and were valued at $130,954 using the Black-Scholes option pricing model which was recorded as debt discount. The model assumed a risk-free interest rate of 4.2%, a five year term and stock volatility of 72%. The warrants (and common stock issuable upon exercise thereof) are not registered and include restrictions upon transfer. The Company has no obligation to settle any exercise of the warrants in cash or registered shares; management intends to settle such exercise only in unregistered shares. The Company provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrant. At December 31, 2005, the notes payable had an outstanding balance of $934,987, net of debt discount of $65,113. Included in accrued expenses at December 31, 2005 was accrued interest of $32,097 relating to the promissory notes.

Note 14—Convertible Notes:

On November 23, 2005, the Company sold $3,560,120 in aggregate principal amount of senior convertible notes (the “Bridge Notes”) to certain institutional and individual accredited investors (the “Bridge Offering”). Fees of $325,958 were paid in cash and 42,997 warrants valued at $123,375 to Paramount, who served as exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007 (“Term”) provided, however, that the Company could have extended the Term of the Bridge Notes for one additional year (the “Extended Term”) upon notice from the Company to each holder prior to expiration of the Term. Interest accrued at the annual rate of (i) 5% during the Term and (ii) 8% during the Extended Term, if any, and was payable upon the maturity of the Bridge Notes. In addition to the Bridge Notes, the investors received five-year warrants exercisable at $8.28 per share (subject to adjustments for stock splits, recapitalizations and similar events), for a number of shares of Company common stock equal to (i) 20% of the principal amount of the Bridge Notes purchased divided by $8.28 if a “Qualified Financing” was completed within 90 days of the final closing of the Bridge Offering, or (ii) 40% of the amount of Bridge Notes purchased divided by $8.28 if a Qualified Financing was not completed within 90 days of the final closing of the Bridge Offering. A “Qualified Financing” was defined as an equity financing or series of related equity financings by the Company resulting in gross cash proceeds of at least $10,000,000. The Bridge Notes and all unpaid interest were to automatically convert into the Company’s equity securities at a price equal to the lowest unit price paid upon closing of such equity financing. Warrants issued with the Bridge Notes were valued at $491,028 on the date of issuance, using the Black-Scholes option pricing model, which was recorded as debt discount. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model. The initial valuation of warrants was computed based on 40% of the principal amount of the Bridge Notes sold divided by $8.28 which resulted in the maximum amount of debt discount. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at the option of the Company if the Company’s common stock is traded on the OTCBB, NASDAQ or a national securities exchange and the common stock has had an average closing price per share over a period of thirty consecutive calendar days equal to or greater than the exercise price of the warrants, as adjusted, which is initially $8.28, provided that the resale of the common stock issuable upon exercise of the warrants must be registered at the time of redemption. The warrants do not include cashless exercise. Under the terms of the warrants, the Company has no obligation to settle the warrants in cash or in registered shares; the Company intends to settle only in unregistered shares of its common stock. However, the Company provided the warrant holders with demand and piggyback registration rights relating to the registration of the resale of the shares issuable upon exercise of the warrants. At December 31, 2005, the notes payable had an outstanding balance of $3,113,324 net of debt discount of $387,296. Included in accrued expenses at December 31, 2005 is accrued interest of $19,284 relating to the Bridge Notes.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On January 24, 2006, under the same terms as the Bridge Notes issued on November 23, 2005, the Company completed the second and final closing relating to the issuance and sale of the Bridge Notes with the issuance of Bridge Notes in the aggregate principal amount of $2,585,000. Fees of $134,778 were paid in cash and 31,224 warrants were issued to Paramount, the exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007. The Bridge Notes were converted to equity on April 3, 2006 (see Note 15). In addition to the Bridge Notes, the investors received five-year warrants initially exercisable at $8.28 per share for a number of shares of Company common stock equal to 20% of the principal amount of the Bridge Notes purchased divided by $8.28. The number of shares would have been 40% of the principal amount of the Bridge Notes purchased divided by $8.28 if the qualified equity placement (see Note 9) had not been completed within 90 days of the Bridge Note and warrant final closing in January 2006. Within 90 days of the Bridge Note and warrant closing in January 2006, the Company completed a qualified equity placement (see Note 9). Accordingly, the warrant coverage for the November 2005 and the January 2006 warrant issuances were adjusted from 40% coverage to 20% coverage. Warrants issued with the Bridge Notes were valued at $178,275, which was recorded as debt discount. The warrants issued to the placement agents were valued at $89,137 using the Black-Scholes option pricing model which was recorded as debt issuance cost. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model to determine the fair value.

Note 15—Debt Conversion and Pay-off:

In conjunction with the April 3, 2006 private placement offering (see Note 9), the Company converted the aggregate principal balance totaling $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, of the Bridge Notes (see Note 14) into 1,384,162 units at $4.50 per unit under the same terms as provided in the offering. Accordingly, the Company issued an additional 1,245,746 shares of Series A and 138,416 shares of common stock to the holders of the Company’s Bridge Notes and allocated $5,530,608 and $614,512 of the value to the Series A and common stock, respectively.

Under the same conditions of the Company’s April 3, 2006 private placement offering (see Note 9), the Company also converted an aggregate of $950,000 of notes payable (see Note 13), together with accrued and unpaid interest of approximately $41,000 thereon, issued to five individuals, one of whom was Dr. Belldegrun, into 220,125 units at $4.50 per unit. Accordingly, the Company issued an additional 198,113 shares of Series A and 22,012 shares of common stock to these individuals and allocated $855,000 and $95,000 of the carrying values to Series A and common stock, respectively.

A portion of the proceeds from the offering were used to fully pay the balance on a line of credit of $600,000 plus interest.

Note 16—401(k) Savings Plan:

During 2005, the Company adopted a 401(k) savings plan (the “401(k) Plan”) for the benefit of its employees. The Company is required to make matching contributions to the 401(k) Plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. During the years ended December 31, 2006 and 2005, the Company incurred expenses of approximately $28,000 and $9,000 respectively for employer matching contributions.

Note 17—Income Taxes:

At December 31, 2006, the Company had net operating loss carry-forwards available to reduce future taxable income, if any, of approximately $17,652,000 and $17,978,000 for Federal and California income tax purposes, respectively. The Federal and California net operating losses, if not utilized, expire through 2026 and

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

2016, respectively. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carry-forwards will be limited as a result of a cumulative change in ownership of more than 50% occurs within the last three-year period. Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (the loss carry-forward described above) give rise to the Company’s deferred income taxes. The components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows:

	Federal	State	Total
Deferred tax assets—2006:
Net operating loss carry-forward	$5,401,600	$1,589,300	$6,990,900
Research and development credit	463,600	166,700	$630,300
Stock based compensation	714,200	185,700	$899,900
Accrued expenses and other	11,500	20,600	$32,100

Total deferred tax assets	6,590,900	1,962,300	8,553,200
Valuation allowance	(6,590,900)	(1,962,300)	(8,553,200)

Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2005:
Net operating loss carry-forward	$3,452,100	$885,200	$4,337,300
Research and development credit	216,500	117,400	333,900
Stock based compensation	163,300	42,600	205,900
Accrued expenses and other	(146,400)	59,600	(86,800)

Total deferred tax assets	3,685,500	1,104,800	4,790,300
Valuation allowance	(3,685,500)	(1,104,800)	(4,790,300)

Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s net operating loss carry-forwards is considered uncertain by management, the Company has offset the deferred tax assets attributable to those potential benefits through valuation allowances in 2006 and 2005. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance increased by approximately $3,762,900 in 2006 and $3,289,000 in 2005.

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Expected income tax benefit	$(4,032,600)	$(2,655,800)
Research and development credit	(167,100)	(198,900)
State income tax, net of federal tax	(692,000)	(430,700)
Stock issuance costs	859,700	(3,600)
Other	269,100	(3,600)

Total before valuation allowance	(3,762,900)	(3,292,600)
Change in valuation allowance	3,762,900	3,292,600

Income tax benefit	$—	$—

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 18—Commitments and Contingencies:

Leases:

On October 31, 2005, the Company executed a five-year lease agreement effective February 15, 2006 for a new office that requires monthly payments of $18,671 and expires in 2011. Lease payments increase 3% annually beginning on March 1, 2007. The Company paid a security deposit of $160,000 in 2005. Additionally, the Company entered into a 3-year lease for a copy machine beginning April 2006. Rent expense for the years ending December 31, 2006 and 2005 was $224,693 and $92,216 respectively.

Future minimum lease payments for each of the five years subsequent to December 31, 2006 are as follows:

Year Ending December 31,	Amount
2007	$233,970
2008	240,860
2009	244,719
2010	250,950
2011	42,029

Total	$1,012,528

Consulting Agreements:

Effective June 25, 2003, the Company entered into a one-year agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays the consultant a monthly fee of $4,167. In addition, the Company will pay a one-time finder’s fee of $100,000 for each technology that the Company acquires that is first introduced to the Company by the consultant. The agreement automatically extends for one-year periods unless either party terminates upon written notice to the other prior to such extension.

Effective January 1, 2004, and as amended on August 24, 2004, the Company entered into a four-year agreement with a consultant to serve as the Chairman of its Scientific Advisory Board and Vice Chairman of its Board of Directors. Pursuant to the terms of the agreement, the Company pays a monthly fee of $16,667. In addition for each new technology that the Company in-licenses or otherwise acquires and which is first introduced to the Company by the consultant, the Company pays a finder’s fee equal to: i) $50,000 for each such newly acquired technology or in-license that is undergoing or has completed Phase I clinical testing at the time of the introduction; ii) $100,000 for each newly acquired technology or in-license that is undergoing or has completed Phase II clinical testing at the time of introduction; and iii) $150,000 for each newly acquired technology or in-license that is undergoing or has completed Phase III clinical testing at the time of the introduction. The consultant may also earn a $100,000 bonus for his assistance in raising a minimum of $5,000,000 in proceeds from the issuance of Company common stock. The consultant was also granted options to purchase 153,644 shares of Company common stock at an exercise price of $.39 per share and 38,411 shares of Company common stock at an exercise price of $2.60, as amended, per share. With the closing of the private equity placement in April 2006 these options became fully vested. However, the Company continues to charge to operations the fair value of the options over the original service period. On December 29, 2006, the stock option grant for 38,411 shares was amended by increasing the exercise price of the stock option in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The original option grant evidenced by the August 24, 2004 agreement granted the consultant the right to purchase 38,411 shares of common stock (as adjusted for mergers, stock splits, etc.) at an exercise price of $0.39 per share. The fair market value of the

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s common stock at August 24, 2004 was $2.60 per share. Accordingly, the option, all of which was vested and exercisable, was amended to provide for an exercise price of $2.60 per share and, in order to compensate the consultant for the increased exercise price, the Company also agreed to issue 18,864 shares of restricted common stock to him, all of which vested on January 2, 2007, with an aggregate fair market value of $84,888. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice. During 2006 and 2005, the consultant was paid a finders’ fee of $50,000.

Effective June 10, 2004, and as amended on May 11, 2006 the Company entered into a three-year consulting agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays a monthly fee of $1,667. The consultant was also granted an option to purchase 1,921 shares of Company common stock at an exercise price of $13.02 per share vesting over the term of the agreement. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice.

In June 2004, the Company entered into three-year consulting agreements with eight consultants to serve as members of its Scientific Advisory Board. Pursuant to the terms of the respective agreements, the Company pays a fee of $3,000 for each meeting that the advisor attends. The agreements automatically extend for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice. On January 24, 2005, the Company entered into a three-year consulting agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays a fee of $3,000 for each meeting attended. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice.

In May 2006, the Company entered into three-year consulting agreements with four consultants to serve as members of its Scientific Advisory Board. Pursuant to the terms of the respective agreements, the Company pays a fee of $3,000 for each meeting attended. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice.

Employment Contracts:

On September 28, 2006, the Company entered into an employment agreement with Alan H. Auerbach, the Company’s President and Chief Executive Officer. Pursuant to the agreement, Mr. Auerbach is entitled to receive an annual base salary of $300,000, which is retroactive to May 16, 2006. Mr. Auerbach is also eligible for an annual bonus of up to $50,000 for each year of his employment term to be determined at the discretion of the Company’s Board based upon Mr. Auerbach’s performance. Additionally, the agreement provides that Mr. Auerbach is eligible for one-time milestone-based bonus payments, as follows: (i) $100,000 upon such time that the Company’s market capitalization is at least $150 million; (ii) $250,000 upon such time that the Company’s market capitalization is at least $250 million; (iii) $1,000,000 upon such time that the Company’s market capitalization is at least $500 million; and (iv) $2,000,000 upon such time that the Company’s market capitalization is at least $1 billion. Pursuant to the agreement, the Company also issued Mr. Auerbach a ten-year option, under the Company’s 2003 Stock Option Plan, to purchase 336,139 shares of common stock at an exercise price of $4.50 per share. The option vests in four equal annual installments commencing on May 16, 2007. Mr. Auerbach’s employment agreement has a term of one year, and annually renews for one year periods

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

thereafter unless either party gives the other 60 days written notice prior to the end of term, or any renewal term, that such term is not to be extended.

The agreement includes standard confidentiality provisions and 18-month non-competition and non-solicitation provisions. Under the terms of Mr. Auerbach’s employment agreement, in the event the Company terminates his employment upon a change of control or without cause, he is entitled to continue receiving his annualized base salary for one year following such termination. In the event the Company terminates Mr. Auerbach’s employment other than in connection with a change of control, without cause or other than as a result of his death or disability, he is entitled to receive his annual base salary for a period of one year, as well as all earned, but unpaid bonuses.

License Agreements:

On February 23, 2004, the Company entered into a license agreement (the “License Agreement”) with Emory University (“Emory”) for the worldwide, exclusive rights to discover, develop, have made, use, sell, have sold, offer for sale and import the products described in Emory’s intellectual property portfolio for noscapine and analogs of noscapine. The License Agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the License Agreement, the Company paid Emory an initial license fee of $72,435 in 2004. The Company sponsored a research project involving the licensed technology in the amount of $114,000 of which $28,688 and $85,312 were paid in 2005 and 2004, respectively. In connection with the license agreement, the Company has agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, the Company will be obligated to pay to Emory royalties based on net sales of the product. In the event that the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay royalties to Emory based on a fixed rate of fees or royalties received from the sub-licensee.

Effective April 20, 2004, the Company entered into a license agreement with BTG International, LTD. (“BTG”) for the exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, the Company paid BTG an initial license fee of £500,000 ($923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 ($268,890 for 2006 and $289,545 for 2005) until the first commercial sale of the licensed product. In addition, the license agreement requires the Company to make aggregate milestone payments of up to £9,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, the Company will be obligated to pay to BTG royalties based on net sales of the product. In the event that the Company sublicenses abiraterone acetate to a third party, the Company is obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sub-licensee.

Effective June 27, 2005, the Company entered into a license agreement with LEO Pharma A/S (“LEO”) for the exclusive worldwide right to make, use, and sell seocalcitol. The agreement terminates upon the later of the date of the last patent contained in the licensed technology to expire or twenty years. In consideration for the rights under the LEO license agreement, the Company paid LEO an initial license fee of $250,000 in 2005. In addition, the license agreement requires the Company to make aggregate milestone payments of up to $13,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, the Company will be obligated to pay to LEO royalties based on net sales of the product. In the event that the Company sublicenses seocalcitol to a third party, the Company is obligated to pay royalties to LEO based on a fixed rate of fees or royalties received from the sub-licensee.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Research Agreements:

Effective February 2005, the Company entered into an agreement with Sloan-Kettering Institute for Cancer Research to perform tests on one of the Company’s drugs in the amount of $188,152 payable at various milestones. During 2005, $125,436 was under the terms of the agreement. The remaining balance of $62,717 will be payable upon receipt of the final report.

Effective June 28, 2005, and as amended on August 29, 2006, the Company entered into an agreement with a U.K based contract research organization to provide services for planning, initiating, managing and conducting clinical trials of CB7630 in the U.K. The Company shall pay to the contract research organization approximately £355,440 (excluding pass through expenses). Pass through expenses are estimated to be £54,340. Aggregate payments paid under the terms of the agreement through December 31, 2006, were approximately £191,800 ($360,100).

Effective November 2, 2005, and as amended October 23, 2006, the Company entered into an agreement with The Royal Marsden NHS Foundation Trust to perform Phase I/II trials of CB7630. Estimated costs for the services to be performed by The Royal Marsden NHS Foundation Trust are $1,363,000 of which the Company has remitted aggregate payments of approximately $108,500 through December 31, 2006. Final costs for the services will be dependent on a number of factors, including the number of patients enrolled in the trial and the duration of treatment for each patient.

Manufacturing Agreements:

The Company has contracted with a third party to provide product manufacturing services for the Company’s various clinical trials. As of December 31, 2006, the Company had outstanding commitments with the manufacturer of approximately $3,200,000 of product to be delivered during 2007. As of December 31, 2006, included in prepaid expenses and other assets, are deposits of approximately $722,000 with the manufacturer.

Liquidated Damages:

In conjunction with its equity offering (see Note 9), the Company was required to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in the offering on April 3, 2006, (including common stock issuable upon conversion of the Series A) under the Securities Act within 30 days after the closing and to use its best efforts to have the registration statement declared effective within 180 days after the closing. The Company’s obligation for not meeting the registration requirement is to make compensatory payments (“Liquidated Damages”) in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12% of the aggregate purchase price paid by the investors. Beginning October 1, 2006 and up to the date the registration statement became effective, February 2, 2007, the Company was in default of its obligation to have the registration statement become effective with 180 days of the placement closing. The Company was subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such liquidated damages accrue. For each 30-day period in which the Company was in default, it was required to pay liquidated damages in the amount of approximately $412,000. The Company paid $801,496 of liquidated damages for October and November 2006 in unregistered common stock. The Company issued, in the aggregate, 178,106 shares of its unregistered common stock for October and November 2006 liquidated damages,

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS—(Continued)

effective October 31, 2006 and December 14, 2006, respectively. Additionally, 88,908 shares of unregistered common stock were issued on January 5, 2007 for a portion of the December 2006 liquidated damages of $412,000. Total liquidated damages of approximately $1,237,000 were included in other expense is the accompanying statement of operations for the year ended December 31, 2006. The Company is obligated to pay additional liquidated damages from January 1, 2007 through February 2, 2007 of approximately $481,200. The Company issued 100,763 shares of unregistered common stock on February 2, 2007 for a major portion of this obligation.

As a result of the liquidated damages provision, management performed an evaluation of the transaction to determine whether it would cause the underlying instruments to be treated as liabilities under EITF 00-19. Management reviewed the variance in the value of unregistered and registered stock to determine if it exceeded the 12% cap of the liquidated damages provision in accordance with provisions of EITF 05-4, “The Effect of a Liquidating Damages Clause in a Freestanding Financial Instrument Subject to Issue No. 00-19”. Based on this review, management has concluded that the liquidated damages provision does not cause the underlying instruments to be treated as liabilities under EITF 00-19.

Note 19—Related Party Transactions:

Timothy M. Hofer, who became the Company’s Secretary effective upon completion of the merger, is Senior Vice President Legal Affairs of Paramount BioCapital. Mr. Hofer does not receive any compensation for his services as our Secretary. Mr. Hofer is not compensated by Paramount BioCapital for services he provides to the Company, nor is his compensation from Paramount BioCapital in any way based upon our performance. Mr. Hofer assisted us in the Company’s private placement of securities completed on April 3, 2006 as an employee of Paramount BioCapital, at which time he was not our Secretary. Paramount BioCapital is a registered broker-dealer, and is an NASD member firm. Mr. Hofer is not a registered broker-dealer.

See descriptions for other related party transactions in Note 9, Note 11 through Note 15 and Note 18.

Note 20—Subsequent Events:

Mandatory Conversion of Series A

As of March 8, 2007 the Company’s common stock had traded on the OTCBB for twenty consecutive trading days in excess of 200% of the Series A conversion price. As of close of trading on March 8, 2007, pursuant to Section 4(b) of the Certificate of Designation of Series A, the outstanding shares of Series A converted into shares of common stock on a one-for-one basis. As of such date, there were 8,667,506 shares of Series A outstanding that were converted into an equivalent number of shares of common stock.

Form S-8 Registration Statement

On February 13, 2007, the Company filed a registration statement on form S-8 with the Securities Exchange Commission relating to the registration of 2,344,385 shares of common stock, $0.0001 par value, issued or to be issued by the Company pursuant to the terms of the Company’s 2003 Stock Option Plan, as amended.