Form 10QSB
period 2007-03-31
Cougar Biotechnology, Inc.
filed 2007-05-15
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-51473

Cougar Biotechnology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 8, 2007, there were 17,379,237 shares of the issuer’s common stock, $.0001 par value, outstanding.

Traditional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis or Plan of Operation” section in Part I, Item 2 of this quarterly report include forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may”, “could”, “should”, “expect”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “predict”, and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our product and product candidates, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB filed on April 2, 2007.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$9,241,662	$14,129,911
Investment securities, available-for-sale, at fair value	18,891,011	16,679,802
Prepaid expenses and other assets	1,265,600	1,195,055

Total current assets	29,398,273	32,004,768

Property and equipment, net	183,185	166,360
Deposits	160,000	160,000

Totals	$29,741,458	$32,331,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,843,853	$426,778
Dividends payable on preferred stock	1,583,496	—
Accrued expenses	1,506,001	1,713,838

Total current liabilities	4,933,350	2,140,616

Deferred rent	47,848	44,399

Total liabilities	4,981,198	2,185,015

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007, and 9,486,752 shares issued and outstanding at December 31, 2006	—	39,506,779

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock - $.0001 par value; 100,000,000 shares authorized; 14,869,448 shares issued and outstanding at March 31, 2007 and 4,804,075 shares issued and outstanding at December 31, 2006	1,487	480
Additional paid-in capital	55,313,115	13,850,087
Deficit accumulated during the development stage	(30,554,342)	(23,211,233)

Total stockholders’ equity (deficiency)	24,760,260	(9,360,666)

Totals	$29,741,458	$32,331,128

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31, 2007
	2007	2006
Operating expenses:
General and administrative	$1,183,183	$1,784,596	$7,996,331
Research and development	6,041,946	1,192,563	20,938,432
Depreciation	13,922	766	48,312

Totals	7,239,051	2,977,925	28,983,075

Loss from operations	(7,239,051)	(2,977,925)	(28,983,075)

Other income (expenses):
Interest income	382,284	7,655	1,664,197
Interest expense	—	(231,579)	(1,311,895)
Other expense	(486,342)	—	(1,923,569)

Totals	(104,058)	(223,924)	(1,571,267)

Net loss	(7,343,109)	(3,201,849)	(30,554,342)
Accretion of dividends on preferred stock	(309,863)	—	(1,583,496)
Accretion of issuance costs on preferred stock	(80,980)	—	(445,393)

Net loss applicable to common stock	$(7,733,952)	$(3,201,849)	$(32,583,231)

Net loss per common share - basic and diluted	$(1.01)	$(0.90)

Weighted-average common shares outstanding - basic and diluted	7,690,861	3,553,021

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

Period from May 14, 2003 (date of inception) through March 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of shares of common stock through private placement at $.4595 per share	1,632,468	163	749,837	—	750,000

Effect of issuance of shares of common stock to an officer at $.0026 per share	288,083	29	132,346	—	132,375

Option compensation for non-employees	—	—	207	—	207

Net loss	—	—	—	(378,375)	(378,375)

Balance at December 31, 2003	1,920,551	192	882,390	(378,375)	504,207

Issuance of shares of common stock through private placement at $2.60 per share	1,632,470	163	4,249,837	—	4,250,000

Option compensation for non-employees	—	—	14,476	—	14,476

Net loss	—	—	—	(3,160,136)	(3,160,136)

Balance at December 31, 2004	3,553,021	355	5,146,703	(3,538,511)	1,608,547

Issuance of warrants with notes payable	—	—	130,954	—	130,954

Issuance of warrants for debt costs	—	—	91,041	—	91,041

Option compensation for non-employees	—	—	403,331	—	403,331

Reclassification of fair value of non-employee options and warrants to liabilities due to issuance of convertible notes	—	—	(640,009)	—	(640,009)

Net loss	—	—	—	(7,811,338)	(7,811,338)

Balance at December 31, 2005	3,553,021	355	5,132,020	(11,349,849)	(6,217,474)

Issuance of shares of common stock through private placement and other offerings at $4.50 per share	893,656	89	3,725,063	—	3,725,152

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

(Unaudited)

Period from May 14, 2003 (date of inception) through March 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	16	722,544	—	722,560

Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	178,106	18	801,478	—	801,496

Issuance of placement warrants allocable to Series A Preferred Stock	—	—	2,160,672	—	2,160,672

Option compensation for employees	—	—	870,586	—	870,586

Reclassification of fair value of non-employee options from liabilities due to debt conversion	—	—	1,195,927	—	1,195,927

Option compensation for non-employees	—	—	114,953	—	114,953

Stock compensation for non-employees at $4.50 per share	18,864	2	84,886	—	84,888

Reclassification of fair value of warrants from liabilities due to debt conversion	—	—	680,004	—	680,004

Accretion of dividends on redeemable convertible preferred stock	—	—	(1,273,633)	—	(1,273,633)

Accretion of issuance costs on redeemable convertible preferred stock	—	—	(364,413)	—	(364,413)

Net loss	—	—	—	(11,861,384)	(11,861,384)

Balance at December 31, 2006	4,804,075	480	13,850,087	(23,211,233)	(9,360,666)

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONCLUDED)

(Unaudited)

Period from May 14, 2003 (date of inception) through March 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Option compensation for employees	—	—	134,149	—	134,149

Option compensation for non-employees	—	—	2,526,190	—	2,526,190

Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	189,671	19	853,501	—	853,520

Warrants exercised for cash at $8.28 per warrant	3,248	1	26,892	—	26,893

Cashless exercise of warrants	385,702	38	(38)	—	—

Series A Preferred Stock conversion to common stock	9,486,752	949	38,313,177	—	38,314,126

Accretion of dividends on redeemable convertible preferred stock	—	—	(309,863)	—	(309,863)

Accretion of issuance costs on redeemable convertible preferred stock	—	—	(80,980)	—	(80,980)

Net loss	—	—	—	(7,343,109)	(7,343,109)

Balance at March 31, 2007	14,869,448	$1,487	$55,313,115	$(30,554,342)	$24,760,260

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31, 2007
	2007	2006
Operating activities:
Net loss	$(7,343,109)	$(3,201,849)	$(30,554,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,922	766	48,312
Common stock issued for liquidated damages	453,434	—	1,254,930
Common stock issued for accrued interest	—	—	13,048
Preferred stock issued for accrued interest	—	—	117,429
Option compensation for non-employees	2,526,190	736,094	3,837,071
Option compensation for employees	134,149	707,927	1,004,735
Stock issued for compensation - employees	—	—	131,625
Stock issued for compensation - non-employees	—	—	84,888
Other non-cash compensation	—	—	96,000
Amortization of discount on notes payable	—	44,175	486,782
Amortization of debt issuance costs	—	165,708	702,591
Credit to interest expense for change in warrant value	—	(68,634)	(48,634)
Amortization of deferred rent	3,449	277	14,097
Amorization of discount on investments	(164,889)	—	(202,669)
Other	—	—	50,000
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(70,545)	(60,306)	(1,425,600)
Accounts payable and accrued expenses	1,609,324	(437,374)	3,749,940

Net cash used in operating activities	(2,838,075)	(2,113,216)	(20,735,797)

Investing activities:
Purchases of short-term investments	(4,746,320)	—	(21,388,342)
Proceeds from maturities of short-term investments	2,700,000	—	2,700,000
Capital expenditures	(30,747)	(40,971)	(197,746)

Net cash used in investing activities	(2,077,067)	(40,971)	(18,886,088)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368
Net proceeds from issuance of common stock	26,893	—	8,752,795
Payment of debt issuance costs	—	(134,778)	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	—	(50,000)
Proceeds from issuance of convertible notes payable	—	2,585,000	6,145,120

Net cash provided by financing activities	26,893	2,450,222	48,863,547

Net increase (decrease) in cash and cash equivalents	(4,888,249)	296,035	9,241,662
Cash and cash equivalents, beginning of period	14,129,911	1,040,864	—

Cash and cash equivalents, end of period	$9,241,662	$1,336,899	$9,241,662

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31, 2007
	2007	2006
Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock	$38,314,126	$—	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$400,086	$—	$400,086

Carrying value of convertible notes converted to common stock	$—	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000

Value of warrants charged to debt and note issuance costs	$—	$89,137	$303,553

Value of warrants issued with notes payable	$—	$47,497	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$33,751	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,238

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672

Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$9,917	$27,390

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

NOTE 2. Basis of Presentation

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2007, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007, or for any subsequent period. These condensed interim statements should be read in conjunction with the audited financial statements of Cougar Biotechnology, Inc. and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB, filed April 2, 2007. The condensed balance sheet at December 31, 2006 has been derived from the audited financials statements included in the 2006 Form 10-KSB.

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into transactions whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in the condensed interim financial statements has been restated to retroactively reflect the conversion ratio of .38411. As further explained in Note 2 in the 2006 Form 10-KSB, upon completion of the Merger and certain related transactions, the Company’s stockholders initially owned 100% of the capital stock of the merged company and the Merger was accounted for as a reverse acquisition.

NOTE 3. Liquidity and Capital Resources

For the three months ended March 31, 2007, the Company reported a net loss of $7,343,109 and negative cash flows from operating activities of $2,838,075. The net loss from date of inception, May 14, 2003, to March 31, 2007, amounted to $30,554,342. As of March 31, 2007 the Company had approximately $9.2 million in cash and cash equivalents and $18.9 million in available-for-sale investment securities that may be liquidated to provide cash if needed; however, it is still a development stage company that has not generated any revenues from operations. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continued operations will depend on whether it is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that the Company does obtain will be sufficient to meet its needs in the long term. Through March 31, 2007, a significant portion of the Company’s financings have been through private placements of common and preferred stock and debt financing.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will continue to fund operations through cash on hand and similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. There can be no assurance that such capital will be available to the Company on favorable terms or at all. Should the Company be unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its desired development. In addition, the Company could be forced to delay or discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve sales of the Company’s equity securities, which will have a dilutive effect on the Company’s stockholders.

NOTE 4. Summary of Significant Accounting Policies

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

INVESTMENT SECURITIES

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficiency) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented, and therefore, have not been recorded. The amortization and accretion and interest income are included in interest income within the statements of operations.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on behalf of the Company, contract organizations for preclinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in that period. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity–based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. On March 2, 2007, the Board of Directors approved an increase in the number of shares from 2,344,385 to 3,344,385.

The Company values employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment”, (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2007 will be based largely upon the amortization of costs for awards granted in 2007 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying statements of operations related to employee stock-based compensation were $134,149 and $707,927 for the three months ended March 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options” as determined by Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment” the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine the expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur, instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the three months ended March 31:

	2007	2006
Dividend yield	0%	0%
Expected volatility	77%	72%
Risk-free interest rate	4.6%	4.7%
Expected life	6 years	5 years

In accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity(deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended March 31, 2007 and 2006, the Company recognized expenses of $2,526,190 and $736,094, respectively, relating to the fair value of stock options granted to non-employees for services and such expenses are included in the accompanying statements of operations.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at March 31:

	2007	2006
Dividend yield	0%	0%
Expected volatility	77%	72%
Risk-free interest rate	4.8%	4.7%
Contractual term	4 years	5 years

The price volatility for the calculation of value of options to non-employees was computed by using an average historical volatility of six public companies in the same industry.

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period-ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year-ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year-ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the quarter-ended March 31, 2007	90,000	4.50

Outstanding at March 31, 2007	1,962,556	3.45	8.5	$28,545,520

Exercisable at March 31, 2007	1,066,994	$2.85	7.9	$16,164,890

At March 31, 2007, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $1,740,922, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $4.50 per share.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because the exercise of the Company’s outstanding options

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

and warrants would have been anti-dilutive. Potentially dilutive securities excluded from the calculations amounted to 2,584,686 shares for the three months ended March 31, 2007, comprised of 1,962,556 shares issuable upon exercise of options and 622,130 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 2,327,299 shares for the three months ended March 31, 2006, comprised of 1,139,654 shares issuable upon exercise of options and 1,187,645 shares issuable upon exercise of warrants.

NEW ACCOUNTING STANDARDS

The Company adopted Financial Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) in December 2006. The implementation of FIN 48, resulted in a reduction of deferred tax assets and the corresponding valuation allowance of approximately $70,000. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income taxes.

NOTE 5. Liquidated Damages

In conjunction with its equity offering of April 3, 2006, the Company was required to file a registration statement with the SEC on the appropriate form to allow resale of the common stock issued in the offering (including common stock issuable upon conversion of the Series A convertible preferred stock (“Series A”)) under the Securities Act within 30 days after the closing and to use its best efforts to have the registration statement declared effective within 180 days after the closing. The Company’s obligation for not meeting the registration requirement was to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company was in default of its obligation to register the shares or have the registration statement become effective. For each 30-day period in which the Company was in default, it was required to pay liquidated damages in the amount of approximately $412,000. Beginning October 1, 2006, and up to the date the registration statement became effective, February 2, 2007, the Company was in default of its obligation to have the registration statement become effective within 180 days of the placement closing. During the first quarter of 2007, the Company recorded charges for liquidated damages in other expense in the accompanying statement of operations of $486,342. The Company issued in aggregate 189,671 shares of its unregistered common stock with an aggregate fair value of $853,520 to pay liquidated damages, of which $453,434 was applicable to the amount accrued as of December 31, 2006 for charges recorded in 2006 and $400,086 for charges recorded in first quarter 2007.

NOTE 6. Stockholders’ Equity (Deficiency)

Exercise of Warrants

During the three months ended March 31, 2007, warrantholders exercised their right to purchase 3,248 shares of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $26,893. Additionally, during the three months ended March 31, 2007, the Company issued 385,702 shares of common stock to warrantholders who executed a cashless exercise. The cashless exercise of the warrants resulted in the forfeiture of 176,573 warrant shares.

Conversion of Series A Convertible Preferred Stock to Common Stock

During the three months ended March 31, 2007, 801,230 shares of the Company’s Series A Convertible Preferred Stock (“Series A”) were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A totaling $3,228,957 was reclassified from Series A to common stock and additional paid-in capital.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the Certificate of Designation of Series A, each share of Series A was required to be automatically converted into fully paid non-assessable shares of common stock at the then-effective conversion rate in the event that the closing price of the Company’s common stock exceeded 200% of the conversion price for twenty consecutive trading days. As of the close of business on March 8, 2007, the Company’s common stock had traded on the OTC Bulletin Board for twenty consecutive trading days in excess of 200% of the Series A conversion price. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A outstanding were converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A totaling $35,085,169 was reclassified from Series A to common stock and additional paid-in capital.

Preferred Stock Dividends

Pursuant to the Certificate of Designation of Series A, commencing on the date issued the holders of the Series A were entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at the rate of 4% per annum of the stated value, payable in arrears on each anniversary of the original issuance date (“Payment Date”). If the Company does not elect on or before any Payment Date to pay the accrued dividends in cash, the dividends shall automatically be paid in kind. The holders of outstanding shares of Series A were notified that the Company would pay the accrued dividend in cash. However, the Company offered each stockholder the option of receiving the dividend in unregistered shares of the Company’s common stock at a price per share of $16, the OTCBB closing price on March 8, 2007. As a result of the mandatory conversion on March 8, 2007, dividends on the Series A ceased accruing at such time. Cumulative dividends as of March 31, 2007, were $1,583,496, or $0.167 per share. Prior to the conversion of Series A, dividends payable were included in Series A in the accompanying balance sheets. Included in the accompanying balance sheet at March 31, 2007 are dividends payable of $1,583,496.

NOTE 7. Subsequent Events

PRIVATE EQUITY PLACEMENT

On May 2, 2007, the Company entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company agreed to sell a total of 2,500,000 shares of common stock in a private placement (the “Offering”) at a price of $20 per share, for gross proceeds of $50 million before deducting selling commissions and expenses. The Offering closed on May 8, 2007.

In connection with the Offering, on April 29, 2007, the Company entered into a letter agreement with Leerink Swann & Company, Inc. (the “Placement Agent”) whereby the Placement Agent agreed to act as placement agent in connection with the placement of the common stock shares. In consideration for the Placement Agent’s services, the Company agreed to pay the Placement Agent aggregate cash commissions equal to 6% of the gross cash proceeds from the Offering, or approximately $3 million (the “Placement Fee”). The Company is also required to pay the Placement Agent $50,000 as a non-accountable reimbursement allowance.

Additionally, the Company agreed to pay Paramount BioCapital, Inc. (“Paramount”) a fee equal to 0.3% of the gross proceeds from the Offering, or $150,000 (the “Waiver Fee”), in consideration of Paramount’s agreement to waive its right of first refusal, obtained pursuant to an agreement dated October 6, 2005 between the Company and Paramount, as amended, to serve as placement agent in connection with the Offering. The Placement Agent agreed to pay one-half of the Waiver Fee out of the Placement Fee. Dr. Lindsay A. Rosenwald, one of the Company’s directors, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of the Company’s substantial stockholders.

Pursuant to the Offering, the Company agreed to file a registration statement covering the resale of the shares sold in the offering within 30 days following the closing date of the Offering, and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date of the Offering, or, in the event the Securities and Exchange Commission reviews and has written comments relating to the registration statement, within 90 days after such closing date. In the event the Company does not file the registration statement within the required timeframe or after the registration statement becomes effective such registration ceases to be effective or the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company is required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since the inception of Cougar Biotechnology, Inc. in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not generate any product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011. Currently, a large portion of the development expenses have related to our lead product candidate, CB7630 (abiraterone acetate.). As we proceed with the clinical development of CB7630, and as we further develop CB3304 (noscapaine) and CB1089 (seocalcital), our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expense for executive, finance, and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. We account for stock-based employee compensation arrangements in accordance with the provisions of and comply with disclosure provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as the consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. We expect to record additional non-cash compensation expense in the future, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007.

The Company adopted Financial Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement 109 (“SFAS 109”) in December 2006. The implementation of FIN 48 resulted in a reduction of deferred tax assets and the corresponding valuation allowance of approximately $70,000. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and March 31, 2007, the Company had no accruals for interest or penalties related to income taxes.

Results of Operations

Three months ended March 31, 2007 Compared to Three Months Ended March 31, 2006

General and administrative expenses: For the three months ended March 31, 2007, general and administrative expenses were $1,183,183 compared to $1,784,596 for the three months ended March 31, 2006. This decrease of approximately $601,000 is primarily attributable to a decrease in stock-based compensation which was partially offset by increases in normal operating expenses. Employee stock-based compensation decreased approximately $635,200, while non-employee stock-based compensation decreased by approximately $705,700. For the three months ended March 31, 2006, we granted options to an employee for prior services that were valued at approximately $705,600. We also granted a consultant stock options for prior services in the first quarter of 2006 that were valued at approximately $705,700. Compensation expense increased approximately $91,300 resulting from the hiring of four additional employees (approximately $66,300) and the restructuring of the CEO’s employment contract (approximately $25,000). Additionally, the CEO was paid a one time bonus of $350,000 upon our fully diluted market capitalization equaling or exceeding $250 million for at least 20 trading days resulting in a quarter to quarter increase of approximately $331,500 in bonus expense. We implemented a director compensation plan in June 2006 and as a result, recorded compensation expense of approximately $59,600, which consisted mainly of stock-based compensation, for the three months ending March 31, 2007. Accounting fees for the three months ended March 31, 2007 were approximately $49,100 higher than the same period last year as a result of Cougar becoming a publicly traded company. Expenses for office supplies were approximately $43,100 higher for the period ending March 31, 2007 compared to the same period last year. This increase in office supplies reflects the growth in personnel from two people in the general and administrative area to six and the production of our annual report. We experienced an increase in rent expense of approximately $33,200 reflecting the move into our current location in April 2006. Our business insurance expense increased approximately $27,900 compared to the same time period last year. This increase reflects the increased insurance requirements of being a public biotechnology company. Our fringe benefit cost increased approximately $18,700 compared to the first quarter of 2006, reflecting the increase in staffing and improvements made to our fringe benefit package. Legal expenses were approximately $28,000 higher in the quarter ended March 31, 2007, compared to the same period last year reflecting the additional work from being a public company. Due to increased participation in investor conferences, travel expense for the three months ending March 31, 2007 was approximately $18,700 higher compared to the same period last year.

Research and development expenses: For the three months ended March 31, 2007, research and development expenses were $6,041,946 compared to $1,192,563 for the three months ended March 31, 2006, representing an increase of approximately $4,849,400. Non-employee stock-based compensation increased approximately $2,495,800 for the three months ended March 31, 2007 compared to the same period last year. Non-employee stock options are revalued using the Black-Scholes option pricing model each reporting period to reflect the then current market value of the Company’s common stock. Accordingly, an increase in the Company’s fair value of common stock from $4.50 per share to $18 per share in the revaluation of prior non-employee stock option grants caused an increase of approximately $2,495,800. Manufacturing expenses for the first quarter of 2007 were approximately $1,496,400 higher than the same period in 2006 due to increased drug manufacturing costs necessary to support our clinical trials. Costs associated with preclinical studies during the first three months of 2007 were approximately $54,800 higher than during the same period in 2006 due to completion of several preclinical toxicology and other non-clinical programs. Clinical expenses in the first three months of 2007 were approximately $357,400 higher than in the first three months of 2006 due to an increase in sponsored clinical trials. Licensing fees increased approximately $32,200 in 2007 resulting from an increase in our license maintenance fee due to a weaker dollar as the fee is paid in British pounds sterling. Contract regulatory affairs/quality assurance costs were approximately $110,000 higher than we experienced in the first three months of 2006 as we required heavy contract regulatory affairs/quality assurance assistance in preparing regulatory submissions. Compensation expense increased by approximately $104,800 as staffing has increased from one full-time employee to six full-time and two part-time employees. With the increase in staffing, we also experienced an increase in bonus expense of approximately $19,000 compared to the same period last year. We also experienced an increase in employee stock-based compensation of approximately $22,100 for the quarter ended March 31, 2007 compared to the same quarter in 2006. Fringe benefits cost increased approximately $24,200 compared to the same period last year. This increase is a result of the increase in full-time staff and improvements in our fringe benefits package. Compared to the first quarter of 2006, relocation expense increased approximately $54,000 and recruiting fees increased approximately $10,700 associated with new hires.

Interest income: For the three months ended March 31, 2007 we recognized approximately $382,300 in interest income compared to approximately $7,700 of interest income for the same period last year. The increase is attributed to the proceeds of private placement funds being placed in an asset management account.

Interest expense: For the three months ended March 31, 2007 we incurred no interest expense compared to approximately $231,600 for the same period last year. During the first quarter of 2006 we paid interest on a line of credit, a series of convertible notes and a series of promissory notes. These notes and the credit facility were paid in full in April 2006.

Other expense: For the three months ended March 31, 2007 we recorded liquidated damage expense of approximately $486,300, of which approximately $453,400 were paid in common stock to stockholders who participated in the April 3, 2006 private equity placement as a result of our registration statement not being declared effective by the SEC until February 2, 2007.

Liquidity and capital resources: As of March 31, 2007 the Company had approximately $9.2 million in cash and cash equivalents and $18.9 million in available-for-sale investment securities that may be liquidated to provide cash if needed; however, it is still a development stage company that has not generated any revenues from operations. We reported a net loss of $7,343,109 and negative cash flows from operating activities of $2,838,075 for the three months ended March 31, 2007. The net loss from date of inception, May 14, 2003, to March 31, 2007 amounted to $30,554,342.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended March 31, 2007, we had a net decrease in cash and cash equivalents of $4,888,249. Net cash used in operating activities was $2,838,075 and the net purchase of short-term investments of approximately $2,046,300 account for the major portion of the decrease. The net cash used in operating activities was comprised of a net loss of approximately $7,343,100, adjusted for non-cash items of approximately $2,966,255, an increase in prepaid expenses of approximately $70,500 and an increase in accounts payable and accrued expenses of approximately $1,609,300. The major non-cash adjustments were: non-employee stock-based compensation of approximately $2,526,000, issuance of common stock for liquidated damages of approximately $453,434, and employee stock-based compensation of approximately $134,100. The increase in accounts payable and accrued expenses of approximately $1,609,300 reflects the increased activity in supporting our clinical trials, manufacturing of product for clinical trials and associated regulatory work.

Management believes that we will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of our products or by entering into strategic alliances to sustain our operations until it can achieve profitability and positive cash flows, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet our needs in the long term. Through March 31, 2007, a significant portion of our financing has been through private placements of common stock and debt financing.

We will continue to fund operations from cash on hand and through similar sources of capital previously described. We can give no assurances that any additional capital we are able to obtain will be sufficient to meet our needs. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition, we could be forced to delay or discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Financings

In connection with a private placement which closed on April 3, 2006 we issued 9,486,752 shares of Series A, the terms of which are set forth in a Certificate of Designation for the Series A filed with the Secretary of The State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A had a stated value of $4.50 per share. Commencing on the date of issue, the holders of the Series A were entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at the rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Cumulative dividends as of March 31, 2007, were $1,583,496, or $0.167 per share. The Series A was convertible at any time at the option of the stockholder in whole or in part into shares of common stock at an initial conversion price per share of common stock of $4.50 at any time. Each share of Series A was automatically convertible into shares of common stock at a conversion price of $4.50, subject to adjustment, in the event that the closing price of the our common stock exceeded 200% of the conversion price for twenty consecutive trading days. At the close of trading on March 8, 2007, our stock had traded on the OTCBB for at least twenty consecutive trading days in excess of 200% of the conversion price of the Series A and all outstanding shares of our Series A were automatically converted into our common stock on a one for one basis.

On May 2, 2007, we entered a securities purchase agreement with certain accredited institutional investors pursuant to which we agreed to sell a total of 2,500,000 shares of common stock in a private placement at a price of $20 per share for gross proceeds of $50 million before deducting selling commissions and expenses. This transaction was completed May 8, 2007.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development expenses will be approximately $23 million. We will need approximately $5 million for general and administrative expenses over the next 12 months.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Plan of Operation

Our plan of operation for the next twelve months is to continue implementing our business strategy of in-licensing novel clinical stage products in order to accelerate clinical development and time to commercialization, and continue the clinical development of our three product candidates. We expect our principal expenditures during the next 12 months to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expense, including the costs incurred with respect to applications to conduct clinical trials of our three products in the United States.

As part of our planned expansion, we have budgeted hiring up to 5 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the first half of 2007. These positions will require an advanced degree in medicine and/or bioscience and significant experience in the pharmaceutical or biotechnology industries. Our annual payroll expense will increase by approximately $1.3 million and our annual benefits and payroll taxes will increase by approximately $160,000. We anticipate spending approximately $470,000 on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $23 million on clinical development and research and development activities and approximately $5 million on general and administrative expenses.

Research and Development Projects

CB7630. In April 2004, we exclusively licensed the worldwide rights to CB7630 (abiraterone acetate) from BTG plc. CB7630 is an orally active targeted inhibitor of the steroidal enzyme 17a-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In preclinical studies, CB7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes, that is believed to stimulate the growth of prostate cancer cells.

In December 2005, we initiated a Phase I/II trial of CB7630 for the treatment of advanced prostate cancer. The Phase I/II trial was conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase I/II study was an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily as a second-line hormonal agent to patients with chemotherapy-naïve hormone refractory prostate cancer with a rising prostate-specific antigen, (PSA), despite hormonal therapy. The Phase I portion of this trial was completed and the Phase II portion was initiated in December 2006. In April 2007, we announced the results of the Phase I portion of this clinical trial and the interim results of the Phase II portion of the study.

The results from the Phase I/II trial showed that in the 38 patients tested, CB7630 was well tolerated at doses as high as 2000 mg/day with no dose limiting toxicity observed. Of the 30 patients that were evaluable for antitumor activity, 18 patients (60%) experienced confirmed declines in PSA levels of greater than 50%, with 10 of the 30 patients (33%) experiencing PSA declines of greater than 90%. Of the 20 evaluable patients with measurable tumor lesions, treatment with CB7630 resulted in partial radiological responses (as measured by the Response Evaluation Criteria in Solid Tumors Group, or RECIST, criteria) in 11 (55%) patients, while 3 patients experienced regressing bone disease and 7 other patients have ongoing stable disease. Individual patients treated with CB7630 also experienced relief of pain. Circulating tumor cells (CTC) were detected in 14 of 31 patients and changes in CTC counts were shown to correlate with changes in PSA. Additionally, 27 (90%) of the 30 patients in the Phase I/II trial were reported to still be on the study and continued to be treated with CB7630. Of the 15 patients in the Phase I portion of the trial, 12 patients (80%) were still receiving treatment with CB7630, with the average patient having received the drug for over 8.5 months and 4 patients having received the drug for over 12 months.

Also in December 2006, we initiated a Phase II trial of CB7630 to evaluate the efficacy of the drug in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g. Taxotere). In April 2007, we announced the interim results of this Phase II trial. More specifically, we announced that 19 patients had been treated in this Phase II trial, with 13 of the patients having been treated for over 3 months. Of the 19 patients who have been treated, CB7630 was well tolerated with only minimal toxicity in this post-docetaxel population. In the 13 patients who had been on study for over 3 months, 8 patients (62%) experienced confirmed declines in PSA levels of greater than 50%, with 2 of the 13 patients (15%) experiencing PSA declines of greater than 90%. All 19 patients in this trial were still receiving treatment with CB7630 at the time of the announcement. Individual patients treated with CB7630 also experienced improvement in pain and a reduction in opioid use. CTC were detected in 14 of 19 patients and changes in CTC counts were shown to correlate with changes in PSA.

In July 2006, we initiated an additional Phase I trial of CB7630 at the University of California, San Francisco Comprehensive Cancer Center. In this trial, CB7630 is administered once daily to chemotherapy-naïve patients with hormone refractory prostate cancer (HRPC), who had progressive disease despite treatment with LHRH analogues and multiple other hormonal therapies.

In February 2007, we announced the interim results of this Phase I trial. Of the 9 patients who had been enrolled in the study, 2 patients had "PSA only" disease and 7 patients had bone metastases. 8 of 9 patients had received prior treatment with ketoconazole. Treatment with CB7630 was found to be well tolerated at doses up to 500 mg/day and no dose limiting toxicity had been observed in the trial as of such date. Of the 6 patients who had completed the initial 28 day treatment cycle, 6 (100%) have experienced a decline in PSA and 5 of 6 patients (83%) have experienced a greater than 50% decline in PSA.

Through March 31, 2007, we have incurred approximately $15,638,300 of cost related to the development of CB7630. Currently, we anticipate that we will need to expend approximately an additional $16,000,000 to $19,000,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive approval from the U.S. Food and Drug Administration (FDA) for CB7630. Should we choose to continue development of CB7630 we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval, if ever.

CB3304. In March 2004, we exclusively licensed the worldwide rights to CB3304, an orally active alkaloid derived from opium. Preclinical studies have demonstrated that CB3304 has anti-tumor activity and acts as an inhibitor of microtubule dynamics. Therefore, we believe that CB3304 has potential applications in the treatment of a number of different tumor types where tubulin binding agents are known to have activity. These tumor types include, but are not limited to, non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer.

Through March 31, 2007, we have incurred approximately $1,051,300 of cost related to the development of CB3304. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. In June 2005, we exclusively licensed the worldwide rights to CB1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients who received the combination of calcitriol plus chemotherapy had an improved survival rate versus patients who received chemotherapy plus placebo without an increase in the toxicity of the chemotherapy. Preclinical studies in prostate cancer have shown that CB1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostate cancer as opposed to calcitriol.

Through March 31, 2007, we have incurred approximately $770,500 of cost related to the development of CB1089. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB1089. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB1089, if ever.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, however, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures as of that date were not effective because of the material weakness in internal control over financial reporting described below. We are currently taking steps to remediate such material weakness as described below. With the exception of such weakness, however, our Chief Executive Officer and Vice President, Finance believe that as of the date of subsequent to that evaluation our disclosure controls and procedures were adequate, and that they are currently adequate, to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act are recorded, processed, summarized and reported on an accurate and timely basis.

As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As part of its review of the unaudited financial statements included in this Form 10-Q SB for the three months ended March 31, 2007, our independent registered public accounting firm identified a significant deficiency relating to our preparation of those financial statements and the notes to those financial statements related to our ability to account for and report certain stock-based transactions in accordance with generally accepted accounting principles. Our independent registered public accounting firm advised our management and the audit committee of our board of directors that it believes such matters constitute a material weakness in our internal controls.

Our independent registered public acounting firm informed us that in recording the first quarter stock-based compensation for non-employees, we did not verify the computational formula for stock-based compensation and, as a result, an error occurred in the computation of the expense.

Since this material weakness was identified by our independent registered accounting firm in connection with its review of the financial statments in this Form 10-QSB, the transactions subject to these issues are correctly accounted for and disclosed by us in the financial statements included in this Form 10-QSB and no restatement of any previously filed financial statements is required. However, on a going forward basis, management will continue to evaluate our disclosure controls and procedures concerning the selection and application of accounting principles in order to prevent the recurrence of the circumstance that resulted in the material weakness identified in connection with the review of the financial statements in this Form 10-QSB. In addition, we intend to acquire software for use in determining the proper valuation, expense recognition and disclosures related to reporting for stock-based awards to consultants and employees. We have commenced the process of training an additional employee with an accounting background to assist in the preparation of recording and disclosure required for stock-based compensation. We believe such enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that our internal control objectives will be met in subsequent periods.

During the quarter ended March 31, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2007, pursuant to a private placement offering we issued to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 88,908 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of an aggregate of $400,086 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

On February 2, 2007, pursuant to a private placement offering we issued to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 100,763 shares of our common stock, at a price per share of $4.50, in lieu of a cash payment of an aggregate of $453,434 to such security holders for the delay in effectiveness of registration of the resale of certain shares held by them.

During the three months ended March 31, 2007 warrant holders exercised their right to purchase 3,248 shares of the Company’s common stock at an exercised price of $8.28 per share. Proceeds from the exercise of the warrants was $26,893. Additionally, during the three months ended March 31, 2007 the company issued 385,702 shares of common stock to warrant holders who executed a cashless exercise.

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

Item 6. EXHIBITS

Exhibit No.	Description
10.1	2003 Stock Option Plan (as amended through March 2, 2007)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: May 15, 2007	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date: May 15, 2007	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.