Form 10QSB
period 2007-06-30
Cougar Biotechnology, Inc.
filed 2007-08-13
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 17,472,289 shares of the issuer’s common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

•	the development of our drug candidates, including when we expect to undertake, initiate and complete clinical trials of our product candidates;

•	the regulatory approval of our drug candidates;

•	our use of clinical research centers and other contractors;

•	our ability to find collaborative partners for research, development and commercialization of potential products;

•	our ability to market any of our products;

•	our history of operating losses; our ability to compete against other companies and research institutions;

•	our ability to secure adequate protection for our intellectual property; our ability to attract and retain key personnel;

•	our ability to obtain adequate financing; and

•	the volatility of our stock price.

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-QSB, including Part I, the section entitled “Item 2: Management's Discussion and Analysis or Plan of Operation.” These forward-looking statements involve risks and uncertainties, including the risks discussed in or Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Form 10-KSB”) under the caption “Risk Factors” following Item 1 in such report, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Form 10-KSB and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$27,300,263	$14,129,911
Investment securities available-for-sale, at fair value	40,353,638	16,679,802
Prepaid expenses and other assets	970,816	1,195,055

Total current assets	68,624,717	32,004,768
Property and equipment, net	200,242	166,360
Deposits	236,818	160,000

Total assets	$69,061,777	$32,331,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,527,708	$426,778
Accrued expenses	1,801,694	1,713,838

Total current liabilities	3,329,402	2,140,616
Deferred rent	49,615	44,399

Total liabilities	3,379,017	2,185,015

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007, and 9,486,752 shares issued and outstanding at December 31, 2006	—	39,506,779

Commitments and contingencies	—	—

Stockholders’ equity (deficiency):
Common stock - $.0001 par value; 100,000,000 shares authorized; 17,447,480 shares issued and outstanding at June 30, 2007 and 4,804,075 shares issued and outstanding at December 31, 2006	1,744	480
Additional paid-in capital	105,122,930	13,850,087
Deficit accumulated during the development stage	(39,441,914)	(23,211,233)

Total stockholders’ equity (deficiency)	65,682,760	(9,360,666)

Total liabilities and stockholders’ equity (deficiency)	$69,061,777	$32,331,128

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30, 2007
	2007	2006	2007	2006
Operating expenses:
General and administrative	$2,322,845	$606,158	$3,506,028	$2,390,753	$10,319,176
Research and development	7,224,169	561,840	13,266,115	1,754,403	28,162,601
Depreciation	16,731	7,836	30,653	8,602	65,043

Totals	9,563,745	1,175,834	16,802,796	4,153,758	38,546,820

Loss from operations	(9,563,745)	(1,175,834)	(16,802,796)	(4,153,758)	(38,546,820)

Other income (expenses):
Interest income	676,173	261,410	1,058,457	269,065	2,340,370
Interest expense	—	(781,057)	—	(1,012,637)	(1,311,895)
Other expense	—	(200,000)	(486,342)	(200,000)	(1,923,569)

Totals	676,173	(719,647)	572,115	(943,572)	(895,094)

Net loss	(8,887,572)	(1,895,481)	(16,230,681)	(5,097,330)	(39,441,914)
Accretion of dividends on preferred stock	—	(416,377)	(309,863)	(416,377)	(1,583,496)
Accretion of issuance costs on preferred stock	—	(119,221)	(80,980)	(119,221)	(445,393)

Net loss applicable to common stock	$(8,887,572)	$(2,431,079)	$(16,621,524)	$(5,632,928)	$(41,470,803)

Net loss per common share - basic and diluted	$(0.54)	$(0.53)	$(1.38)	$(1.38)

Weighted-average common shares outstanding - basic and diluted	16,540,064	4,607,105	12,048,528	4,080,063

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(Unaudited)

Period from May 14, 2003 (date of inception) through June 30, 2007

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

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

(Unaudited)

Period from May 14, 2003 (date of inception) through June 30, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	$16	$722,544	$—	$722,560

Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	178,106	18	801,478	—	801,496

Issuance of placement warrants allocable to Series A Preferred Stock	—	—	2,160,672	—	2,160,672

Option compensation for employees	—	—	870,586	—	870,586

Reclassification of fair value of non- employee options from liabilities due to debt conversion	—	—	1,195,927	—	1,195,927

Option compensation for non-employees	—	—	114,953	—	114,953

Stock compensation for non-employees at $4.50 per share	18,864	2	84,886	—	84,888

Reclassification of fair value of warrants from liability due to debt conversion	—	—	680,004	—	680,004

Accretion of dividends on redeemable convertible preferred stock	—	—	(1,273,633)	—	(1,273,633)

Accretion of issuance costs on redeemable convertible preferred stock	—	—	(364,413)	—	(364,413)

Net loss	—	—	—	(11,861,384)	(11,861,384)

Balance at December 31, 2006	4,804,075	480	13,850,087	(23,211,233)	(9,360,666)

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONCLUDED)

(Unaudited)

Period from May 14, 2003 (date of inception) through June 30, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Option compensation for employees	—	$—	$554,707	$—	$554,707

Option compensation for non-employees	—	—	4,004,082	—	4,004,082

Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	189,671	19	853,501	—	853,520

Warrants exercised for cash at $8.28 per warrant	8,684	1	71,902	—	71,903

Cashless exercise of warrants	394,523	39	(39)	—	—

Series A Preferred Stock conversion to common stock	9,486,752	949	38,313,177	—	38,314,126

Accretion of dividends on redeemable convertible preferred stock	—	—	(309,863)	—	(309,863)

Accretion of issuance costs on redeemable convertible preferred stock	—	—	(80,980)	—	(80,980)

Issuance of shares of common stock through private placement at $20.00 per share	2,500,000	250	46,845,941	—	46,846,191

Issuance of common stock for preferred stock dividend payment	63,775	6	1,020,415	—	1,020,421

Net loss	—	—	—	(16,230,681)	(16,230,681)

Balance at June 30, 2007	17,447,480	$1,744	$105,122,930	$(39,441,914)	$65,682,760

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30, 2007
	2007	2006
Operating activities:
Net loss	$(16,230,681)	$(5,097,330)	$(39,441,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,653	8,602	65,043
Option compensation for non-employees	4,004,082	727,675	5,314,963
Stock issued for compensation - non-employees	—	—	84,888
Option compensation for employees	554,707	710,271	1,425,293
Common stock issued for accrued interest	—	13,048	13,048
Preferred stock issued for accrued interest	—	117,429	117,429
Common stock issued for liquidated damages	453,434	—	1,254,930
Stock issued for compensation - employees	—	—	131,625
Other non-cash compensation	—	—	96,000
Amortization of discount on notes payable	—	376,712	486,782
Amortization of debt issuance costs	—	662,993	702,591
Charge to interest expense for change in warrant value	—	(68,634)	(48,634)
Accrual of deferred rent	5,216	2,041	15,864
Amortization of discount on investments	(356,548)	—	(394,328)
Other	—	—	50,000
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	147,421	(315,326)	(1,207,634)
Accounts payable and accrued expenses	1,588,872	(1,121,920)	3,729,488

Net cash used in operating activities	(9,802,844)	(3,984,439)	(27,700,566)

Investing activities:
Purchase of short-term investments	(35,517,289)	—	(52,159,311)
Proceeds from maturities of short-term investments	12,200,000	—	12,200,000
Purchases of equipment	(64,535)	(115,928)	(231,534)

Net cash used in investing activities	(23,381,824)	(115,928)	(40,190,845)

Financing activities:
Net proceeds from issuance of preferred stock	—	3,725,152	33,526,368
Net proceeds from issuance of common stock	46,846,191	33,526,368	55,572,093
Net proceeds from exercise of warrants	71,903	—	71,903
Preferred stock dividends paid	(563,074)	—	(563,074)
Payment of debt issuance costs	—	(134,778)	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	(50,000)	(50,000)
Proceeds from issuance of convertible notes payable	—	2,585,000	6,145,120
Borrowings (payments) under line of credit	—	(600,000)	—

Net cash provided by financing activities	46,355,020	39,051,742	95,191,674

Net increase in cash and cash equivalents	13,170,352	34,951,375	27,300,263

SEE ACCOMPANYING NOTES TO THE CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)

(Unaudited)

	Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30, 2007
	2007	2006
Cash and cash equivalents, beginning of period	14,129,911	1,040,864	—

Cash and cash equivalents, end of period	$27,300,263	$35,992,239	$27,300,263

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$38,314,126	$—	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$400,086	$—	$400,086

Issuance of common stock for preferred stock dividend payment	$1,020,421	$—	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$614,512	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$5,530,608	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$95,000	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$855,000	$855,000

Value of warrants charged to debt and note issuance costs	$—	$89,137	$303,553

Value of warrants issued with notes payable	$—	$47,497	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$33,751	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$239,328	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$2,160,672	$2,160,672

Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$1,195,927	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$680,004	$680,004

Supplemental disclosures of cash flow information:

Interest paid	$—	$12,588	$27,390

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

NOTE 2. Basis of Presentation

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through June 30, 2007, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2007, or for any subsequent period. These condensed interim statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB, filed April 2, 2007. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements included in the 2006 Form 10-KSB.

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into transactions whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in the condensed interim financial statements have been restated to retroactively reflect the conversion ratio of .38411. As further explained in Note 2 in the 2006 Form 10-KSB, upon completion of the Merger and certain related transactions, the Company’s stockholders initially owned 100% of the capital stock of the merged company and the Merger was accounted for as a reverse acquisition.

NOTE 3. Liquidity and Capital Resources

For the six months ended June 30, 2007, the Company reported a net loss of $16,230,681 and negative cash flows from operating activities of $9,802,844. The net loss and negative cash flow from operating activities from date of inception, May 14, 2003, to June 30, 2007 amounted to $39,441,914 and $27,700,566, respectively. As of June 30, 2007 the Company had approximately $27.3 million in cash and cash equivalents and $40.4 million in available-for-sale investment securities that may be liquidated to provide cash if needed; however, it is still a development stage company that has not generated any revenues from operations. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of its products or by entering into strategic alliances to sustain its operations until it can achieve profitability and positive cash flows, if ever. The Company’s continued operations will depend on whether it is able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding the Company obtains will be sufficient to meet its needs in the long term. Through June 30, 2007, a significant portion of the Company’s financings have been through private placements of common and preferred stock and debt financing.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will continue to fund operations through cash on hand and similar sources of capital previously described. The Company can give no assurances that any additional capital it is able to obtain will be sufficient to meet its needs. There can be no assurance that such capital will be available to the Company on favorable terms or at all. Should the Company be unable to raise additional funds in the future on acceptable terms, or at all, it may be forced to curtail its desired development activities. In addition, the Company could be forced to delay or discontinue product development and forego attractive business opportunities. Any additional sources of financing will likely involve sales of the Company’s equity securities, which will have a dilutive effect on the holdings of the existing investors.

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

INVESTMENT SECURITIES

Investment securities consist of high-grade, marketable debt securities of financial institutions and other corporations. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficiency) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented and, therefore, have not been recorded. The amortization, accretion, and interest income are included in interest income within the statements of operations.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity–based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. On March 2, 2007, the Board of Directors approved an increase in the number of shares from 2,344,385 to 3,344,385. This increase in the number of shares under the Plan was ratified by the Company’s stockholders on June 11, 2007.

The Company values employee stock options in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2007 will be based largely upon the amortization of costs for awards granted in 2007 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying condensed statements of operations related to employee stock-based compensation were $420,558 and $554,707 for the three and six months ended June 30, 2007, respectively, and $2,344 and $710,271 for the three and six months ended June 30, 2006, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. As the Company has, so far, only awarded “plain vanilla options” as determined by SEC Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment” the Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2007, after which the Company will be required to adopt another method to determine the expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur, instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the six months ended June 30:

	2007	2006
Dividend yield	0%	0%
Expected volatility	79%	74%
Risk-free interest rate	4.8%	4.9%
Expected life	6.2 years	5.3 years

In accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity(deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three and six months ended June 30, 2007, the Company recognized expenses of $1,477,892 and $4,004,082, respectively, relating to the fair value of stock options granted to non-employees for services and such expenses are included in the accompanying condensed statements of operations. For the three and six months ended June 30, 2006, the Company recognized a credit of $8,419 and an expense of $727,675, respectively, relating to the fair value of stock options granted to non-employees for services and such expenses are included in the accompanying condensed statements of operations.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the six months ended June 30:

	2007	2006
Dividend yield	0%	0%
Expected volatility	79%	73%
Risk-free interest rate	5.0%	4.8%
Expected lives	4 years	5 years

The price volatility for the calculation of value of options to non-employees was computed by using an average historical volatility of six public companies in the same industry.

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the six months ended June 30, 2007	515,594	17.86

Outstanding at June 30, 2007	2,388,150	6.52	8.6	$40,777,967

Exercisable at June 30, 2007	1,203,590	$3.04	7.8	$24,743,594

At June 30, 2007, total unrecognized estimated employee compensation cost related to non vested stock options granted prior to that date was $7,739,654, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2007 was $20.68 and $17.86 per share, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because the exercise of the Company’s outstanding options and warrants would have been anti-dilutive. Potentially dilutive securities excluded from the calculations amounted to 2,969,770 shares for the three and six months ended June 30, 2007, comprised of 2,388,150 shares issuable upon exercise of options and 581,620 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 11,933,844 shares for the three and six months ended June 30, 2006, comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,259,447 shares issuable upon exercise of options and 688,590 shares issuable upon exercise of warrants.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement 109 (“SFAS 109”), in December 2006. The implementation of FIN 48 resulted in a reduction of deferred tax assets and the corresponding valuation allowance of approximately $70,000. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1 and June 30, 2007, the Company had no accruals for interest or penalties related to income taxes. The Company currently reserves all deferred tax assets at 100% per the valuation allowance based on the uncertainty of the Company generating profits.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP which is expected to make the measurement of fair value more consistent and comparable. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS 157 may have on its results of operations or financial position.

NOTE 5. Liquidated Damages

In conjunction with its equity offering of April 3, 2006, the Company was required to file a registration statement with the SEC on the appropriate form to allow resale of the common stock issued in the offering (including common stock issuable upon conversion of the Series A Convertible Preferred Stock (“Series A Preferred Stock”)) under the Securities Act of 1933 within 30 days after the closing and to use its best efforts to have the registration statement declared effective within 180 days after the closing. The Company’s obligation for not meeting the registration requirement was to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company was in default of its obligation to register the resale of the shares or have the registration statement become effective. For each 30-day period in which the Company was in default, it was required to pay liquidated damages in the amount of approximately $412,000. Beginning October 1, 2006, and up to the date the registration statement became effective, February 2, 2007, the Company was in default of its obligation to have the registration statement become effective within 180 days of the placement closing. During the first quarter of 2007, the Company recorded charges of $486,342 for liquidated damages in other expense in the accompanying statement of operations. The Company issued to certain shareholders who agreed to accept shares of common stock in lieu of liquidated damages in an aggregate of 189,671 shares of its unregistered common stock with an aggregate fair value of $853,520, of which $453,434 represented charges accrued as of December 31, 2006 and $400,086 represented charges recorded in the first quarter of 2007.

NOTE 6. Stockholders’ Equity (Deficiency)

Exercise of Warrants

During the three and six months ended June 30, 2007, warrantholders exercised their right to purchase 5,436 and 8,684 shares, respectively, of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants for the three and six months ended June 30, 2007 were $45,010 and $71,903, respectively. Additionally, during the three and six months ended June 30, 2007, the Company issued 8,821 and 394,523 shares, respectively, of common stock to warrantholders who executed a cashless exercise. The cashless exercise of the warrants resulted in the forfeiture of warrant shares of 5,203 and 181,776 for the three and six months ended June 30, 2007, respectively.

Conversion of Series A Convertible Preferred Stock to Common Stock

During the six months ended June 30, 2007, 801,230 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A Preferred Stock totaling $3,228,957 was reclassified from Series A Preferred Stock to common stock and additional paid-in capital.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The terms of the Series A Preferred Stock provided that each share of Series A Preferred Stock was required to be automatically converted into fully paid non-assessable shares of common stock at the then-effective conversion rate in the event that the closing price of the Company’s common stock exceeded 200% of the conversion price of the Series A Preferred Stock for twenty consecutive trading days. As of the close of business on March 8, 2007, the Company’s common stock had traded on the OTC Bulletin Board (“OTCBB”) for twenty consecutive trading days in excess of 200% of the Series A Preferred Stock conversion price. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A Preferred Stock outstanding were converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A Preferred Stock totaling $35,085,169 was reclassified from Series A Preferred Stock to common stock and additional paid-in capital.

Preferred Stock Dividends

Pursuant to the Certificate of Designation of Series A Preferred Stock, commencing on the date issued, the holders of the Series A Preferred Stock were entitled to receive cumulative dividends on each share of Series A Preferred Stock payable at the election of the Company in kind or in cash, at a rate of 4% per annum of the stated value, payable in arrears on each anniversary of the original issuance date (“Payment Date”). If the Company did not elect on or before any Payment Date to pay the accrued dividends in cash, the dividends were to be automatically paid in kind. The Company elected to pay the accrued dividends in cash. However, the Company offered each stockholder the option of receiving the payment in unregistered shares of the Company’s common stock at a price per share of $16, the closing price of the Company’s common stock on the OTCBB on March 8, 2007. As a result of the mandatory conversion on March 8, 2007, dividends on the Series A Preferred Stock ceased accruing at such time. Cumulative dividends in the amount of $1,583,496, or $0.167 per share, were paid during the quarter ended June 30, 2007 and were comprised of $563,074 in cash and $1,020,421, or 63,775 shares, of Company common stock. Prior to the conversion of Series A Preferred Stock, dividends payable were included in Series A Preferred Stock in the accompanying condensed balance sheets.

Private Equity Placement

On May 2, 2007, the Company entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company agreed to sell a total of 2,500,000 shares of common stock in a private placement offering (the “Offering”) at a price of $20 per share, for gross proceeds of $50 million before deducting selling commissions and expenses. The Offering closed on May 8, 2007.

In connection with the Offering, on April 29, 2007, the Company entered into a letter agreement with Leerink Swann & Company, Inc. (the “Placement Agent”) whereby the Placement Agent agreed to act as placement agent in connection with the placement of the common shares. In consideration for the Placement Agent’s services, the Company agreed to pay the Placement Agent aggregate cash commissions equal to 6% of the gross cash proceeds from the Offering, or approximately $3 million (the “Placement Fee”). The Company also paid the Placement Agent $50,000 as a non-accountable reimbursement allowance.

Additionally, the Company agreed to pay Paramount BioCapital, Inc. (“Paramount”) a fee equal to 0.3% of the gross proceeds from the Offering, or $150,000 (the “Waiver Fee”), in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the Offering pursuant to an October 6, 2005 agreement, as amended, between the Company and Paramount. The Placement Agent agreed to reduce the Placement Fee by the amount of the Waiver Fee. Dr. Lindsay A. Rosenwald, a director of the Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of the Company’s substantial stockholders and an affiliate of Paramount.

Pursuant to the Offering, the Company agreed to file a registration statement covering resale of the shares sold in the Offering within 30 days following the closing date of the Offering, and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date of the Offering, or, in the event the SEC reviewed the registration statement, within 90 days after such closing date. In the event the Company did not file the registration statement within the required timeframe or, after the registration statement became effective, such registration ceases to be effective, the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company would be required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors. The registration statement was filed with the SEC on May 29, 2007, and was declared effective on June 8, 2007.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. Subsequent Events

On July 27, 2007, the Company entered into an Assignment, Assumption and Consent Agreement (the “Assignment Agreement”) with L’ETAT FRANCAIS, as represented by the Consulate General of France, Los Angeles, California and consented to by Douglas Emmett 1997, LLC. Pursuant to the Assignment Agreement, the Company will assume all obligations and responsibilities of L’ETAT FRANCAIS, as tenant, for the lease of 12,136 square feet of office space located at 10990 Wilshire Blvd., Suite 300, Los Angeles, California. The assumption of the lease provides for a 33 month term commencing September 1, 2007 and requires the Company to make monthly payments of approximately $39,000 plus a common area maintenance fee during the term, for an aggregate future payments of approximately $1.3 million. Concurrent with the execution of Assignment Agreement, the Company provided Douglas Emmett 1997, LLC, a stand-by letter of credit issued by Well Fargo Bank in the amount of $1 million, which expires on July 31, 2008. The balance of the stand-by letter of credit may be reduced to $850,000 on August 1, 2008 and to $400,000 on August 1, 2009. The stand-by letter of credit is collateralized by a certificate of deposit held by Wells Fargo Bank.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since the inception of Cougar Biotechnology, Inc. in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. We are a development stage company and have no product sales to date and we will not generate any product sales until we receive approval from the U.S. Food and Drug Administration, or FDA, or an equivalent foreign regulatory authority to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Even if we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011. Currently, a large portion of the development expenses have related to our lead product candidate, CB7630 (abiraterone acetate). As we proceed with the clinical development of CB7630, and as we further develop CB3304 (noscapaine) and CB1089 (seocalcital), our second and third product candidates, respectively, our research and development expenses will further increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance further research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance development of the products. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

On April 3, 2006, SRKP Acquisition Corp., a wholly owned subsidiary of SRKP, merged with and into Cougar (the “Merger”), with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. This transaction is referred to herein as the Merger. Cougar stockholders received, in exchange for all of the outstanding shares of capital stock in Cougar, shares of capital stock of SRKP representing 100% of the outstanding capital stock of SRKP, on a fully-diluted basis, after giving effect to the Merger and a redemption, completed contemporaneous with the closing of the Merger, of all shares of SRKP capital stock held by SRKP’s former stockholders immediately prior to the Merger. In addition, at the time of effectiveness of the Merger, the board of directors of SRKP was reconstituted, such that the directors of SRKP immediately prior to the Merger resigned and were replaced by the directors of Cougar immediately prior to the Merger. Further, upon the effective time of the Merger, the business of SRKP was abandoned and the business plan of Cougar was adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the Merger, we are referring to the business and financial information of Cougar, unless otherwise indicated.

Research and development expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for regulatory and quality assurance support, licensing of drug compounds, conduct of clinical and pre-clinical studies, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related expense for executive, finance, and other administrative personnel, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. We account for stock-based employee compensation arrangements in accordance with the provisions, and comply with disclosure provisions of SFAS 123(R). In accordance with the provisions of SFAS 123 and EITF No. 96-18, all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. We expect to record future additional non-cash compensation expense, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2007.

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

General and administrative expenses: For the six months ended June 30, 2007, general and administrative expenses were $3,506,028 compared to $2,390,753 for the six months ended June 30, 2006 representing an increase of approximately $1,115,000. Our general and administrative bonus expense increased $1,350,000 as our Chief Executive Officer, in accordance with his employment agreement, was awarded milestone-based performance bonuses based on our aggregate market capitalization. Our payroll and related expenses increased approximately $245,600 as the administrative staff has grown from two employees to five employees. Recruiting fees for the six months ended June 30, 2007 were approximately $140,000 higher then the same period last year as we have retained several search firms for the recruitment of open positions. In June of 2006, we adopted a compensation program for the board of directors which resulted in increased expenses of approximately $173,000 for the six months ended June 30, 2007. The compensation program was amended June 2007 to reflect an annual retainer of $25,000, plus a fee of $2,500 for each meeting attended in person for each non-employee director, which will increase this expense for future periods. The production of our annual report and proxy statement for our annual stockholders meeting increased printing and print related cost by approximately $121,000 compared to the same period last year when we did not hold an annual meeting. We significantly increased our business insurance as a result of its increased market capitalization and stockholder base resulting in an increase in insurance cost of approximately $51,000 compared to the same period last year. All other normal operating expenses increased in aggregate approximately $274,400 for the six months ended June 30, 2007 compared to the same period last year resulting generally from our growth and the additional requirements of being a public reporting company. During the first half of 2006 several stock-based compensation grants, that vested immediately upon granting, were given to an employee and a consultant for past services resulting in a one time increase in stock-based compensation expense. Accordingly, we experienced a decrease in stock based compensation of approximately $1,245,000 for the six months ended June 30, 2007 compared to the same period last year.

Research and development expenses: For the six months ended June 30, 2007 and 2006, research and development expenses were $13,266,115 and $1,754,403, respectively, representing an increase of approximately $11,512,000. During the six months ended June 30, 2007, clinical trial expenses increased approximately $1,400,000 compared to the same period last year as we are currently conducting six clinical trials compared to two clinical trials during the same period last year. In support of the clinical trial expansion, we experienced an increase in contract drug manufacturing expense of approximately $4,417,000 for the six months ended June 30, 2007 compared to the same period in 2006. In further support of our expanded clinical trials our research and development staff has increased from two on June 30, 2006 to nine full-time and two part-time employees as of June 30, 2007, resulting in an increase in payroll and payroll related expenses of approximately $786,000. The increase in staffing resulted in an increase of approximately $163,000 for relocation expenses and $144,000 for recruiting fees for the six months ended June 30, 2007 compared to the same period last year. Consulting fees for the six months ended June 30, 2007 were approximately $134,000 higher then the same period last year. We have engaged the services of outside consultants for assistance in validating our document control and computer systems. All other normal operating expenses increased approximately $456,000 for the period ended June 30, 2007 compared to the same period last year in support of the clinical trial expansion and growth in employees. Non-employee stock options are revalued using the Black-Scholes option pricing model each reporting period to reflect the then current market value of our common stock. Accordingly, an increase in the fair value of our common stock from $4.50 per share to $23.60 per share in the revaluation of prior non-employee stock option grants plus amortization caused an increase in compensation expense of approximately $4,012,000.

Interest income: For the six months ended June 30, 2007, we recognized approximately $1,058,500 in interest income compared to $269,100 of interest income for the same period last year. The increase is attributed to the proceeds of private placement funds.

Interest expense: For the six months ended June 30, 2007, we incurred no interest expense compared to approximately $1,012,600 for the same period last year. During the first half of 2006 we paid interest on a line of credit, a series of convertible notes and a series of promissory notes. These notes and the credit facility were paid in full in April 2006.

Other expense: For the six months ended June 30, 2007, we recorded liquidated damage expense of approximately $486,300, of which approximately $453,400 were paid in shares of our common stock to investors who participated in the April 3, 2006 private equity placement as a result of our registration statement not being declared effective by the SEC until February 2, 2007. We did not incur a similar expense in the six months ended June 30, 2006. In April 2006 contemporaneously with the closing of the Merger, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders for consideration of $200,000, which was charged to other expense.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

General and administrative expenses: For the three months ended June 30, 2007, general and administrative expenses were $2,322,845 compared to $606,158 for the three months ended June 30, 2006, an increase of approximately $1,717,000. Our general and administrative bonus expense increased approximately $1,010,000 as our CEO, in accordance with his employment agreement, was awarded milestone-based performance bonuses in the aggregate amount of $1,350,000 based on our aggregate market capitalization. Our payroll and related expense increased approximately $135,000 for the three months ended June 30, 2007 compared to the same period last year, as the administrative staff has grown from two employees to five employees. Recruiting fees for the three months ended June 30, 2007 were approximately $140,000 higher then the same period last year as we have retained several search firms to fill open positions. In June 2006 we adopted a compensation program for the board of directors resulting in increased expenses of approximately $114,000 for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The compensation program was amended in June 2007 to reflect an annual retainer of $25,000 for each non-employee director, plus a fee of $2,500 for each meeting attended in person, which will increase this expense for future periods. The production of our annual report and proxy statement increased printing and print related cost by approximately $83,000 compared to the same period last year when we did not hold an annual stockholders meeting. We significantly increased our business insurance as a result of our increased market capitalization and shareholder base resulting in an increase in insurance cost compared to the same period last year of approximately $25,000. Stock based compensation for the three months ended June 30, 2007 increased approximately $194,000 compared to the same period last year. All other normal operating expenses increased in aggregate approximately $16,000 for the three months ended June 30, 2007 compared to the same period last year resulting from our growth.

Research and development expenses: For the three months ended June 30, 2007 and 2006, research and development expenses were $7,224,169 and $561,840, respectively, representing an increase of approximately $6,662,000. During the three months ended June 30, 2007, clinical trial expenses increased approximately $1,039,000 compared to the same period last year as we are currently conducting six clinical trials compared to two clinical trials during the same period in 2006. In support of the clinical trial expansion, we experienced an increase in contract drug manufacturing expense of approximately $2,920,000 for the three months ended June 30, 2007. As a result of expanded clinical trials, the research and development staff has increased from two employees as of June 30, 2006 to nine full-time and two part-time employees as of June 30, 2007, resulting in an increase in payroll and payroll related expenses of approximately $456,000. The increase in staff also resulted in an increase of approximately $109,000 for relocation expenses and $133,000 for recruiting fees compared to the same period last year. Pre-clinical expenses for the three months ended June 30, 2007 increased approximately $192,000 compared to the same period last year. All other normal operating expenses increased approximately $167,000 for the period ended June 30, 2007 compared to the same period last year in support of the clinical trial expansion and growth in employees. Employee stock-based compensation increased approximately $160,000 as a result of employee stock option grants. Non-employee stock options are revalued using the Black-Scholes option pricing model each reporting period to reflect the then current market value of our common stock. Accordingly, an increase in the fair value of our common stock from $4.50 per share to $23.60 per share resulted in the revaluation of prior non-employee stock option grants and amortization caused an increase of approximately $1,486,000 for the three months ended June 30, 2007 compared to the same period last year.

Interest income: For the three months ended June 30, 2007 we recognized interest income of approximately $676,200 compared to approximately $261,400 for the same period last year. The increase is attributed to the proceeds of private placement funds.

Interest expense: For the three months ended June 30, 2007 we incurred no interest expense compared to approximately $781,100 for the same period last year. During the first half of 2006 we paid interest on a line of credit, a series of convertible notes and a series of promissory notes. These notes and the credit facility were paid in full in April 2006.

Other expense: For the three months ended June 30, 2007 we incurred no other expense compared to approximately $200,000 for the same period last year. In April 2006 contemporaneously with the closing of the Merger, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders for consideration of $200,000, which was recorded as other expense.

Liquidity and capital resources: As of June 30, 2007, we had approximately $27.3 million in cash and cash equivalents and $40.4 million in available-for-sale investment securities that may be liquidated to provide cash if needed; however, we are still a development stage company that has not generated any revenue from operations. We reported a net loss of $16,230,681 and negative cash flow from operating activities of $9,802,844, for the six months ended June 30, 2007. The net loss from date of inception, May 14, 2003, to June 30, 2007 amounted to $39,441,914, while the negative cash flow from operating activities was $27,700,566.

We have financed our operations since inception primarily through equity and debt financing. During the six months ended June 30, 2007, we had a net increase in cash and cash equivalents of $13,170,352. We recognized net proceeds from the issuance of common stock through a private placement of approximately $46,800,000 and approximately $72,000 from the exercise of warrants. Operating activities consumed approximately $9,803,000 and the net purchase of short-term investments consumed approximately $23,300,000. The net cash used in operating activities was comprised of a net loss of approximately $16,230,700, adjusted for non-cash items of approximately $4,691,000, a decrease in prepaid expenses of approximately $147,000, and an increase in accounts payable and accrued expenses of approximately $1,588,900. The major non-cash adjustments were non-employee stock-based compensation of approximately $4,004,000, employee stock-based compensation of approximately $555,000, and the issuance of common stock for liquidated damages of approximately $453,000. The increase in accounts payable and accrued expenses of approximately $1,588,900 reflects the milestone bonus accrued for our Chief Executive Officer of $1,000,000, which is payable at such time as our aggregate market capitalization (computed on a fully-diluted basis) is at least $500 million for a period of 20 consecutive business days, or averages such amount over a 30-day period, as well as increased activity in support of our clinical trials and manufacturing activities.

We believe that we will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of our products or by entering into strategic alliances to sustain operations until we can achieve profitability and positive cash flows, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we obtain will be sufficient to meet our needs in the long term. Through June 30, 2007, a significant portion of our financing has been through private placements of common stock and debt financing.

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

Financings

In connection with a private placement that closed on April 3, 2006, we issued 9,486,752 shares of Series A Preferred Stock, the terms of which are set forth in a Certificate of Designation filed with the Secretary of the State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A Preferred Stock had a stated value of $4.50 per share. Commencing on the date of issue, holders of the Series A Preferred Stock were entitled to receive cumulative dividends, payable annually in arrears on each anniversary of the original issuance date, on each share of Series A Preferred Stock, payable in-kind or in cash, at our election, at the rate of 4% per annum of the stated value. Cumulative dividends as of June 30, 2007, were $1,583,496, or $0.167 per share. The Series A Preferred Stock was convertible at any time at the option of the stockholder in whole or in part into shares of common stock at an initial conversion price of $4.50 per share of common stock. Each share of Series A Preferred Stock automatically converted into shares of common stock at a conversion price of $4.50, subject to adjustment, in the event that the closing price of the our common stock exceeded 200% of the conversion price for twenty consecutive trading days. At the close of trading on March 8, 2007, the closing sale price of our common stock had exceeded 200% of the conversion price for 20 consecutive trading days, resulting in the automatic conversion of all shares of Series A Preferred Stock into our common stock on a one for one basis.

On May 2, 2007, we entered a securities purchase agreement with certain accredited institutional investors pursuant to which we agreed to sell a total of 2,500,000 shares of our common stock in a private placement at a price of $20 per share for gross proceeds of $50 million before deducting selling commissions and expenses. This transaction was completed on May 8, 2007.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial funds in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development expenses will be approximately $24 million. We will need approximately $7 million for general and administrative expenses over the next 12 months, excluding the cost of stock-based compensation.

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

As part of our planned expansion, we have budgeted hiring up to 12 additional full-time employees devoted to research and development activities and up to 3 additional full-time employees for general and administrative activities. We anticipate hiring the majority of the additional professional research and development staff in the second half of 2007. These positions will require an advanced degree in medicine and/or bioscience and significant experience in the pharmaceutical or biotechnology industries. The annual payroll and payroll related expense are anticipated to increase by approximately $3.5 million. We anticipate spending approximately $1.3 million on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $24 million on clinical development and research and development activities and approximately $7 million on general and administrative expenses, excluding stock-based compensation expense for employees and consultants.

Research and Development Projects

CB7630. In April 2004, we licensed the exclusive worldwide rights to CB7630 (abiraterone acetate) from BTG plc. CB7630 is an orally active targeted inhibitor of the steroidal enzyme 17a-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In preclinical studies, CB7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes, which are believed to stimulate the growth of prostate cancer cells.

In December 2005, we initiated a Phase I/II trial of CB7630 for the treatment of advanced prostate cancer. The Phase I/II trial was conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase I/II study was an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily as a second-line hormonal agent to patients with chemotherapy-naïve hormone refractory prostate cancer with a rising prostate-specific antigen or PSA, despite hormonal therapy. The Phase I portion of this trial was completed and the Phase II portion was initiated in December 2006. In July 2007, we announced the results of the Phase I portion of this clinical trial and the interim results of the Phase II portion of the study.

The results from the Phase I/II trial showed that in the 38 patients tested, CB7630 was well tolerated at doses as high as 2000 mg/day with no dose limiting toxicity observed. In the 38 patients who were evaluable in the Phase I/II trial, 33 patients (87%) experienced a decline in PSA levels with 23 patients (61%) experiencing a confirmed decline in PSA levels of greater than 50%, and 10 patients (26%) experiencing PSA declines of greater than 90%. Of the 20 evaluable patients with measurable tumor lesions, treatment with CB7630 resulted in partial radiological responses (as measured by the RECIST criteria) in 11 patients (55%), with 7 patients demonstrating ongoing stable disease and 3 patients experienced regressing bone disease. Individual patients treated with CB7630 also experienced improvement in pain and a reduction in opioid use.

At the time of the data presentation, 21 of the 38 patients (55%) in the Phase I/II trial remained on study and were continuing to be treated with CB7630. For the 38 evaluable patients in the trial, the median time to PSA progression had not been reached at the time of the data presentation and was estimated to be 252 days (8.4 months).

Also in December 2006, we initiated a multicenter Phase II trial of CB7630 to evaluate the efficacy of the drug in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g. Taxotere). The trial is being conducted at numerous sites in the United States and in the United Kingdom In July 2007, we announced the interim results of this Phase II trial. More specifically, we announced that in the 30 patients that have been treated in the United Kingdom as part of this multi-center Phase II trial. CB7630 was found to be well tolerated with only minimal toxicity in this post-docetaxel population. In the 21 patients who had been on study for over 3 months, 10 patients (48%) experienced confirmed declines in PSA levels of greater than 50%, while 2 patients (10%) experienced PSA declines of greater than 90%. Of the 12 evaluable patients with measurable tumor lesions, 2 patients (17%) experienced confirmed partial radiological reponses (as measured by the RECIST criteria), 1 patient (8%) experienced an unconfirmed partial response and 5 patients experienced ongoing stable disease (including one patient with a minor response). Individual patients treated with CB7630 also experienced improvement in pain and a reduction in opioid use. At the time of the data presentation, 28 of the 43 patients (65%) enrolled in the trial were still receiving treatment with CB7630.

In July 2006, we initiated an additional Phase I trial of CB7630 at the University of California, San Francisco Comprehensive Cancer Center. In this trial, CB7630 is administered once daily to chemotherapy-naïve patients with hormone refractory prostate cancer, who had progressive disease despite treatment with LHRH analogues and multiple other hormonal therapies.

In June 2007, we announced the interim results of this Phase I trial. Of the 25 patients who had been enrolled in the study, 3 patients had "PSA only" disease and 22 patients had either bone or soft tissue metastases. Sixteen of 25 patients (64%) had received prior treatment with ketoconazole. Treatment with CB7630 was found to be well tolerated at doses up to 1000 mg/day. In the 25 patients who had been treated with CB7630, 24 of 25 patients (96%) experienced PSA decline, including 12 of 25 patients (48%) who experienced a greater than 50% decline in PSA and 3 of 25 patients (12%) who experienced a greater than 90% decline in PSA. Prior treatment with ketoconazole was not seen to impact response to abiraterone as 7 of 16 patients (44%) with prior ketoconazole exposure and 3 of 5 patients (60%) with no ketoconazole exposure experienced greater than 50% decline in PSA. At the time of the data presentation, 9 of the 25 patients (36%) in the Phase I trial remained on study and continue to be treated with CB7630.

In June 2007, we initiated a second Phase II trial of CB7630 that will evaluate the efficacy of CB7630 given in combination with prednisone in patients with advanced prostate cancer that have failed treatment with first line chemotherapy (e.g., Taxotere). The trial will be conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden NHS Foundation Trust in the United Kingdom and at a number of centers in the United States, including Memorial Sloan-Kettering Cancer Center and UCSF.

Through June 30, 2007, we have incurred approximately $21,563,500 of cost related to the development of CB7630, of which $10,024,800 was incurred during the six months ended June 30, 2007. Currently, we anticipate that we will need to expend approximately an additional $6,000,000 to $9,000,000 in development costs in fiscal 2007, excluding stock-based compensation, and at least an aggregate of approximately $60,000,000 to $85,000,000 until we receive approval from the FDA for CB7630. Should we choose to continue development of CB7630 we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval, if ever.

CB3304. In March 2004, we licensed the exclusive worldwide rights to CB3304 (noscapine), an orally active alkaloid derived from opium. Preclinical studies have demonstrated that CB3304 has anti-tumor activity and acts as an inhibitor of microtubule dynamics. Therefore, we believe that CB3304 has potential applications in the treatment of a number of different tumor types where tubulin binding agents are known to have activity. These tumor types include, but are not limited to, non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer.

In July 2007, our Investigational New Drug application for the Company’s drug CB3304 was allowed by the FDA. This will allow us to conduct a Phase I clinical trial of CB3304, an orally active inhibitor of microtubule dynamics, for the treatment of relapsed or refractory multiple myeloma in the United States. We expect to conduct the Phase I clinical trial at a number of clinical sites, including Weill Cornell Medical College and Columbia Presbyterian Medical Center.

Through June 30, 2007, we have incurred approximately $1,198,000 of cost related to the development of CB3304, including $248,900 that was incurred during the six months ended June 30, 2007. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $60,000,000 to $85,000,000 until we receive FDA approval for CB3304. Should we choose to continue development, we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. In June 2005, we licensed the exclusive worldwide rights to CB1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients who received a combination of calcitriol plus chemotherapy had an improved survival rate, versus patients who received chemotherapy plus placebo, without an increase in toxicity of the chemotherapy. Preclinical studies in prostate cancer have shown that CB1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostate cancer as opposed to calcitriol. We anticipate beginning clinical trials of CB1089 in prostate cancer in late 2007 or in the first half of 2008.

Through June 30, 2007, we have incurred approximately $818,400 of cost related to the development of CB1089. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,500,000 in development costs in fiscal 2007 and at least an aggregate of approximately $50,000,000 to $75,000,000 until we receive FDA approval for CB1089. Should we choose to continue development, we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB1089, if ever.

Item 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended June 30, 2007, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2007 we issued to certain of our security holders who participated in our April 3, 2006 offering an aggregate of 63,775 shares of our common stock, at a price per share of $16.00, in lieu of a preferred stock cash dividend payment of an aggregate of $1,020,421.

During the six months ended June 30, 2007 warrant holders exercised their right to purchase 8,684 shares of our common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $71,903. Additionally, during the six months ended June 30, 2007 we issued 394,523 shares of our common stock to warrant holders who executed a cashless exercise.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and acquired the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 4. Submission of Matters to a Vote of Securities Holders

We held our Annual Meeting of Stockholders at the Beverly Hilton Hotel, 9876 Wilshire Blvd., Beverly Hills, California on June 11, 2007. Our stockholders took the following actions:

(i) The stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Alan H. Auerbach	13,065,451	177,526
Arie S. Belldegrun, M.D., FACS	11,678,167	1,564,810
Lindsay A. Rosenwald, M.D.	8,203,940	5,039,037
Harold J. Meyers	13,228,977	14,000
Michael S. Richman	13,242,977	—
Russell H. Ellison, M.D., MSC	13,242,977	—

(ii) The stockholders ratified and approved our 2003 Stock Option Plan. There were 12,539,594 votes cast for the proposal; 279,786 votes were cast against the proposal; 10,087 votes abstained; and there were 413,510 broker non-votes.

(iii) The stockholders ratified and approved the appointment of J.H. Cohn LLP as our independent registered public accounting firm. There were 13,242,977 votes cast for the proposal; there were no votes against the proposal, no abstentions and no broker non-votes.

Item 6. EXHIBITS

Exhibit No.	Description
10.1	Form of Securities Purchase Agreement dated May 2, 2007 among the Company and investors in the Company’s May 2007 Private Placement (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on May 3, 2007)

10.2	Form of Registration Rights Agreement dated May 2, 2007 among the Company and investors in the Company’s May 2007 Private Placement (incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on May 3, 2007)

10.3	Letter Agreement dated March 16, 2007 between the Company and Dr. Arturo Molina (incorporated by reference to Exhibit 10.3 to the Company's 8-K filed on May 3, 2007)

10.4	2003 Stock Option Plan (as amended through March 2, 2007) (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed on June 15, 2007)

10.5	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company's 8-K filed on June 15, 2007)

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date August 13, 2007	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date August 13, 2007	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.