Form 10KSB
period 2007-12-31
Cougar Biotechnology, Inc.
filed 2008-03-31
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 001-33871

COUGAR BIOTECHNOLOGY, INC.

(Exact name of issuer as specified in its charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA	90024
(Address of Principal Executive Offices)	(Zip Code)

(310) 943-8040

(Issuer’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer on March 24, 2008 based on the closing price of the common stock as reported on the NASDAQ Global Markets on such date was $259,420,000.

As of March 24, 2008 there were 20,566,345 outstanding shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 17, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III of this 10-KSB, to the extent described in Part III. The 2008 Proxy Statement will be filed within 120 days after the end of the fiscal year ended December 31, 2007.

Traditional Small Business Disclosure Format:    Yes  ☐    No  ☒

References to the “Company,” the “Registrant,” “we”, “us” or “our” in this Annual Report on Form 10-KSB refer to Cougar Biotechnology, Inc., a Delaware corporation, unless the context indicates otherwise.

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements include, but are not limited to, statements about:

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe”, “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including Part II, the section entitled “Item 6: Management’s Discussion and Analysis or Plan of Operation.” These forward-looking statements involve risks and uncertainties, including the risks discussed in this Annual Report under the caption “Risk Factors” following Item 1 herein, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this Annual Report should be considered in evaluating our prospects and future financial performance.

Part I

ITEM 1.	DESCRIPTION OF BUSINESS

Company Overview

Cougar Biotechnology, Inc. is a development-stage biopharmaceutical company that acquires and develops innovative products for the treatment of cancer. We focus on in-licensing drug candidates that are undergoing or have already completed initial clinical testing for the treatment of cancer, and then developing those drug candidates for commercial use.

We currently have rights to three clinical stage drug candidates:

•	CB7630 (Abiraterone Acetate), which we are developing for the treatment of advanced prostate cancer patients;

•	CB3304 (Noscapine and related analogs), which we are developing for the treatment of hematological malignancies (non-Hodgkin’s lymphoma and multiple myeloma)

•	CB1089 (Seocalcitol), an analog of Vitamin D which we are developing to be used in the treatment of prostate cancer.

We were originally incorporated under Delaware law in May 2003 under the name Cougar Biotechnology, Inc. Over the course of the next year, we retained our executive officers and the initial members of our board of directors and began searching for product candidates. In March 2004, April 2004 and June 2005, respectively, we in-licensed our three product candidates, CB7630, CB3304, and CB1089. We continue to search for additional product candidates.

On April 3, 2006, we were acquired by SRKP 4, Inc., a shell corporation formed under Delaware law, in a “reverse” merger whereby a wholly-owned subsidiary of SRKP 4 merged with and into Cougar Biotechnology, with Cougar Biotechnology remaining as the surviving corporation and a wholly-owned subsidiary of SRKP 4. In accordance with the terms of this merger, the stockholders of Cougar Biotechnology exchanged all of their shares of Cougar Biotechnology for shares of SRKP 4 capital stock. Immediately following the merger, SRKP 4 redeemed all of the shares of SRKP 4 capital stock that were outstanding immediately prior to the merger for aggregate consideration of $200,000. As a result of the issuance of the shares of SRKP 4 capital stock to the former Cougar Biotechnology stockholders and the redemption of the shares held by the former SRKP 4 stockholders, following the merger and redemption, the former stockholders of Cougar Biotechnology held all of the outstanding shares of SRKP 4 capital stock. Upon the completion of the merger, all of the former officers and directors of SRKP 4 resigned and were replaced by the officers and directors of Cougar Biotechnology. Additionally, following the merger SRKP 4 changed its name to Cougar Biotechnology, Inc.

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

We consider potential drug acquisitions through a number of sources, including solicitations from potential sellers of such drugs and through searches completed by both our employees and directors and by independent consulting firms. In considering potential acquisitions, we complete an evaluation of the scientific and medical viability of the drug. Depending on the drug, this evaluation is completed internally if any of the members of our team have specific experience with the related technology or by third party consultants with specific experience with the related technology. In addition to scientific and medical viability factors, we also consider the drug from a market perspective, considering not only the prospective expense of development and commercialization of the drug, but also the economic potential of the drug on such market if successfully developed. Internal evaluation, when undertaken, is completed by our Scientific Advisory Board, whose members assist management in the assessment of research, development and commercial programs of biotechnology or pharmaceutical companies that we may consider acquiring and provide advice and guidance with respect to the research and commercial development plans of our product portfolio. Our decision to license a drug candidate will depend on several factors, including the scientific merits of the technology, the costs of the transaction and other economic terms of the proposed license, the amount of capital required to develop the technology, and the economic potential of the drug candidate should it be commercialized.

Currently, we do not follow any policy or formula as to our acquisition of product candidates, other than seeking drugs for which pre-clinical or clinical testing has commenced. To date, we have acquired in-licenses from entities of varied backgrounds, including large companies (LEO Pharma A/S), small companies (BTG plc) and academic institutions (Emory University). We will continue to consider potential acquisitions based on consideration of the factors identified above.

As we move our product candidates through development toward regulatory approval, we will evaluate several options for each product candidate’s commercialization strategy. These options include building our own internal sales force, entering into a joint marketing partnership with another pharmaceutical company or biotechnology company whereby we jointly sell and market the product, and out-licensing our product whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our product candidates, assuming their successful development.

Our Product Candidates

CB7630 (Abiraterone Acetate)

In April 2004, we licensed from BTG plc, a British corporation, the exclusive, worldwide rights to abiraterone acetate, or CB7630, which is an orally available, targeted inhibitor of the steroidal enzyme known as 17a-hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB7630 may reduce testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

Prostate cancer patients are commonly treated with one or more types of hormone therapy, including luteinizing hormone-releasing hormone agonists, or LHRH agonists, and anti-androgens. LHRH agonists are designed to suppress testosterone and anti-androgens are designed to block testosterone from stimulating prostate cancer cells. Based on clinical trials performed to date, we believe that CB7630 has potential applications in the treatment of prostate cancer, including (i) serving as a second-line hormonal therapy for patients with hormone refractory prostate cancer who have failed traditional first-line (initial) LHRH agonist and/or anti-androgen therapy; (ii) serving as a first-line hormonal therapy for patients with advanced prostate cancer who have yet to receive traditional first-line LHRH agonist and/or anti-androgen therapy; and (iii) serving as a second-line chemotherapy for patients with advanced prostate cancer who have failed treatment with first-line chemotherapy.

Background on Prostate Cancer

According to the American Cancer Society, prostate cancer is the most frequently diagnosed cancer in men with approximately 186,320 new cases and approximately 28,660 deaths expected in the United States in 2008. At present, men in the United States have a one in five lifetime risk of being diagnosed with prostate cancer, and approximately 10-15% will have metastatic, or advanced, disease at the time of diagnosis.

The prostate is a walnut-shaped gland in men located just below the bladder and in front of the rectum. When cells in the prostate begin to grow out of control, a cancerous tumor can form. As the tumor grows, it can spread to the interior of the prostate, to tissues near the prostate, to sac-like structures attached to the prostate (seminal vesicles), and to distant parts of the body (e.g., bones, liver, lungs).

For patients with advanced, metastatic prostate cancer, the standard of care is treatment with hormonal ablation therapy, or hormone therapy. Hormonal therapies are used to suppress or block male steroid hormones, called androgens. Androgens, particularly testosterone and dihydrotestosterone, have been shown to stimulate prostate cancer cell growth. Hormonal therapies may include surgery to remove the testicles (also known as orchiectomy) or the use of two classes of hormonal agents: (i) LHRH agonists and (ii) anti-androgens. LHRH agonists work by shutting off the production of luteinizing hormone by the pituitary gland, which stops testosterone production by the testes. In contrast, anti-androgens block the androgen receptors on prostate cancer cells, thereby preventing androgens from stimulating the growth of such prostate cancer cells.

Initially, these hormonal ablation therapies relieve prostate cancer symptoms and decrease the levels of prostate-specific antigen, or PSA. However, the median duration of response to these hormonal ablation therapies is less than two years. All patients with advanced prostate cancer who are treated with androgen deprivation eventually develop progressive hormone-refractory prostate cancer, as evidenced by increasing PSA levels, progressive disease on imaging studies, or progressive symptoms such as pain. Because the molecular basis for this progression to the hormone-refractory state is poorly understood, treatment of patients with hormone-refractory prostate cancer remains a clinical challenge.

One important strategy for treatment of hormone-refractory prostate cancer involves secondary hormonal manipulations after the failure of primary hormonal ablation therapy. This approach is based on the observation that most hormone refractory tumors continue to maintain a functional androgen-receptor signaling pathway despite castrated levels of testosterone resulting from first-line hormonal therapies. In addition, studies published in Nature Medicine in 2004 have shown that there is an increase in expression of the androgen receptor when the tumor has become hormone refractory. In this way, androgen receptor over-expression may allow for the continued growth of prostate cancer cells in the environment of minute levels of androgens (such as testosterone) that are present during the combined use of LHRH agonists and anti-androgens.

Strategies for second-line hormonal therapies are based on two factors. First, extra-testicular sources of testosterone represent an important secondary source of androgen stimulation in patients with prostate cancer. More specifically, as much as 10% of circulating testosterone is produced by the adrenal glands, thus making the adrenal production of testosterone an important target for secondary hormonal manipulations. Consequently, it has been shown that drugs that inhibit adrenal testosterone production can induce clinical responses in prostate cancer patients who have failed first-line hormonal therapy. Second, the development of hormone-refractory prostate cancer is caused in part by changes in androgen receptor regulation as sensitivity of the androgen receptor is increased by the over-expression of the androgen receptor in the environment of lower testosterone concentrations.

Current treatments such as orchiectomy and LHRH agonists result in reduced androgen production by the testes but do not interfere with androgen production by the adrenals, which may contribute to an increase in androgen precursors to the prostate and thereby to hormone-refractory prostate cancer. More specifically, since these first-line hormonal treatments leave testosterone derived from adrenal sources intact, PSA levels begin to rise over the two to three years following initial treatment, and prostate tumors eventually progress to become hormone refractory. Unfortunately, currently about half of all patients with hormone-refractory prostate cancer die within 12 months of becoming hormone-refractory because, at present, there is no successful treatment for hormone-refractory prostate cancer.

Advantages of CB7630

Based on pre-clinical and clinical studies to date, we believe that CB7630 may offer an advantage over existing treatments that are used as second-line hormonal therapies prostate cancer patients who have failed first-line hormone therapy. Currently, there is no drug specifically approved as a second-line hormonal agent for the treatment of prostate cancer. Rather, the standard of care for second-line hormonal therapies includes using existing drugs, such as steroids (hydrocortisone, dexamethasone), hormones (estrogen, aminoglutethimide) and antifungal agents (ketoconazole) in “off-label” settings. Each of these drugs has characteristics limiting its usefulness as a treatment for prostate cancer. We believe that CB7630 may have potential advantages over such existing treatments, most notably due to its increased selectivity and stronger inhibition of the target enzyme (17a-hydroxylase/C17,20 lyase) resulting in more selective inhibition of adrenal androgens. A variety of serious side effects have been associated with the use of existing second-line hormonal treatments, limiting their use. To date, however, no serious side effects appear to be triggered by the use of CB7630. Should CB7630 continue to demonstrate a lack of serious side effects, we believe it would be favorably positioned against other therapeutic agents. Should CB7630 continue to demonstrate a lack of serious side effects, it could position the drug favorably against other agents. Finally, agents used as second-line hormonal agents for hormone refractory prostate cancer need to be taken multiple times during the day. In its clinical testing to date, CB7630 has shown the potential to be administered once per day. Such a convenient dosing schedule may result in better patient compliance compared to the other agents that are used as second-line hormonal treatments.

Results of Clinical Trials for CB7630

In December 2006, we initiated the Phase II portion of a Phase I/II trial of CB7630 for the treatment of advanced prostate cancer (COU-AA-001). The Phase II trial was conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase II study was an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily as a second-line hormonal agent to patients with chemotherapy-naïve hormone refractory prostate cancer with a rising PSA despite hormonal therapy.

In February 2008, we announced the results of the Phase II portion of the study. The results from the Phase II trial showed that in the 44 patients tested, 27 patients (61%) experienced a confirmed decline in PSA levels of greater than 50% and 11 patients (25%) experienced PSA declines of greater than 90%. Of the 21 evaluable patients with measurable tumor lesions, treatment with CB7630 resulted in partial radiological responses (as measured by the RECIST criteria) in 12 patients (57%), with 7 patients demonstrating ongoing stable disease and 3 patients experiencing regressing bone disease on imaging. Individual patients treated with CB7630 also experienced improvement in pain and a reduction in opioid use. For the 44 evaluable patients in the trial, the median time to PSA progression was estimated to be 252 days (8.4 months).

Also in December 2006, we initiated a multi-center Phase II trial (COU-AA-003) of CB7630 to evaluate the efficacy of the drug in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g. Taxotere®). The trial is being conducted at numerous sites in the United States and in the United Kingdom. In February 2008, we announced interim results of this Phase II trial. More specifically, we announced that in the 31 patients who have been treated in the United Kingdom as part of this multi-center Phase II trial, CB7630 was found to be well tolerated with only minimal toxicity in this post-docetaxel population. Of the 31 patients treated, 15 patients (48%) experienced a confirmed decline in PSA levels of greater than 50% and 6 patients (19%) experienced PSA declines of greater than 90%. Of the 19 evaluable patients with measurable tumor lesions, 5 patients (26%) experienced confirmed partial radiological responses (as measured by the RECIST criteria) and 10 patients (53%) experienced ongoing stable disease.

In June 2007, we initiated an additional multi-center Phase II trial (COU-AA-004) of CB7630 to evaluate the efficacy of the drug when given in combination with the drug prednisone in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g. Taxotere®). The trial is being conducted at numerous sites in the United States and in the United Kingdom. In February 2008, we announced interim results from the 38 patients in this Phase II trial who had been treated at the Memorial Sloan-Kettering Cancer Center. In these 38 patients, CB7630 was seen to be well tolerated with only minimal toxicity in this post-docetaxel population. No patients developed hypertension of any grade related to treatment with CB7630 while enrolled in the trial.

Of the 38 evaluable patients, 17 patients (45%) experienced a confirmed decline in PSA levels of greater than 50%. Of the 21 evaluable patients who had not received prior treatment with ketoconazole, a drug that is currently widely used off-label as a secondary hormonal therapy, 12 patients (57%) experienced a confirmed decline in PSA levels of greater than 50%. Furthermore, of the 17 evaluable patients who had been previously treated with ketoconazole, 5 patients (29%) experienced a confirmed decline in PSA levels of greater than 50%.

Of the 24 patients with lesions that were evaluable by bone scan, 16 patients had lesions that were unchanged according to the PSA Working Group (PSWG2) Consensus. Of the 16 patients in the trial with evidence of lymph node metastases that were evaluable by CT scan, 1 patient was shown to have lesions that decreased in size and 9 patients had lesions that were unchanged according to the PSWG2 Consensus. Of the 6 patients in the trial with visceral disease that was evaluable radiologically, 3 patients had lesions that were unchanged according to the PSWG2 Consensus. There are currently 13 patients in the Phase II trial who are continuing to receive treatment with CB7630 in combination with prednisone. Nine of these patients have been on study for over 25 weeks and 4 patients have been on study for between 13 and 24 weeks.

In July 2006, we initiated an additional Phase I trial of CB7630 at the University of California, San Francisco Comprehensive Cancer Center, which we refer to as COU-AA-002. In this trial, CB7630 is administered once daily to chemotherapy-naïve patients with hormone refractory prostate cancer, who have progressive disease despite treatment with LHRH analogues and multiple other hormonal therapies. In February 2008, we announced the interim results of this Phase I trial. Overall, 27 of the 30 evaluable patients (90%) experienced a decline in PSA levels while receiving CB7630, with 16 of 30 patients (53%) experiencing a greater than 50% decline in PSA levels. Of the 11 patients in the trial who had not received prior ketoconazole treatment, 6 patients (55%) experienced a greater than 50% decline in PSA levels as a result of treatment with CB7630. Additionally, 10 (53%) of the 19 patients who had previously received ketoconazole experienced a 50% or greater decline in PSA while receiving CB7630. The median time to progression in the patients who had previously received ketoconazole was 21 weeks.

Through December 31, 2007, we have incurred approximately $30,460,000 of costs related to the development of CB7630, of which $18,921,300 was incurred during the twelve months ended December 31, 2007. Currently, we anticipate that we will need to spend approximately an additional $20,000,000 to $30,000,000 in development costs in fiscal 2008, excluding stock-based compensation and at least an aggregate of approximately $50,000,000 to $85,000,000 until we receive approval from the FDA for CB7630. Should we choose to continue development of CB7630, we expect that it will take an additional 2.5 to 4 years before we obtain FDA approval, if ever.

CB7630 Plan of Development

We plan to conduct two Phase III clinical trials of CB7630 in advanced prostate cancer patients. The first trial will evaluate the efficacy of CB7630 in patients with advanced hormone refractory prostate cancer that have failed treatment with first line chemotherapy (e.g. Taxotere). The patient population in this trial will be analogous to the patient population treated in our previous clinical trials, COU-AA-003 and COU-AA-004. This Phase III trial will be conducted at numerous sites in both the United States and internationally and will likely involve over 1,100 patients. We currently anticipate that this trial will be initiated in the first half of 2008.

We also plan to conduct a second Phase III trial of CB7630 in advanced prostate cancer patients. This second trial will investigate the efficacy of CB7630 as a second-line hormonal therapy in patients with chemotherapy-naïve hormone-refractory prostate cancer with a rising PSA despite treatment with hormonal therapy. The patient population in this trial will be analogous to the patient population treated in the Company’s previous clinical trials, COU-AA-001 and COU-AA-002. We currently anticipate that this trial will be initiated in the second half of 2008.

CB3304 (Noscapine)

In March 2004, we licensed from Emory University the exclusive, worldwide rights to noscapine, or CB3304, which is an orally available alkaloid derived from opium. We believe that pre-clinical studies published in the Proceedings of the National Academy of Science demonstrate that CB3304 acts as an inhibitor of microtubules and tubulin (which make up the structural components of cells) and has anticancer activity in pre-clinical tumor models. More specifically, the drug alters microtubule dynamics, blocks cell division, or mitosis, and causes programmed cell death, or apoptosis. Therefore, we believe that CB3304 may have potential applications in the treatment of a number of tumor types in which tubulin inhibitors have already been shown to be effective, including non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer. CB3304 was derived by Emory University with some assistance from the National Institutes of Health, and our license is thus subject to certain rights of the U.S. Government as provided under the Bayh-Dole Act, 35 USCA §200-212. See “- License Agreements.”

Background on Multiple Myeloma and Tubulin Inhibitors

Multiple myeloma is a proliferative disease of immunoglobulin-secreting B-lymphocytes. It is progressive and usually fatal. Multiple myeloma currently represents approximately 1% of all cancers and 2% of all cancer deaths. The National Cancer Institute reports that over 53,000 men and women in the United States are living with multiple myeloma and an estimated 19,920 new cases will be diagnosed in 2008. The median age at diagnosis is 71 years. Common clinical manifestations include hypercalcemia, anemia, renal impairment, increased risk for bacterial infection, bone pain, osteoporosis and skeletal fracture. Although the majority of patients are elderly, recent statistics suggests an increasing incidence in younger patients and earlier age of disease onset.

Initial therapy for symptomatic multiple myeloma typically is systemic chemotherapy. Dependent upon age, performance status and co-morbid conditions, patients are offered either high dose chemotherapy with stem cell rescue or chemotherapy based on either melphalan or dexamethasone. Although results reported by Intergroupe Francophone du Myelome, or IFM, showed that a higher response rate was achieved with melphalan/dexamethasone combination than with melphalan/prednisone, toxicity was also higher. Because the increased response rate did not translate into survival benefit, melphalan and prednisone combination remains to be the standard of care and a basis for developing new combinations. Combination chemotherapy consisting of other alkylating agents such as cyclophosphamide, nitrosoureas and anthracyclines has not improved survival thus far.

More recently, several novel agents, including Thalomid®, Revlimid® and Velcade® have been found to have significant activity in multiple myeloma. In fact, based on the superior response rate of Thalomid®/dexamethasone combination over dexamethasone alone, Thalomid® received FDA approval as treatment for newly diagnosed multiple myeloma in May 2006. Similarly, Revlimid® was approved in June 2006 to be used in combination with dexamethasone in patients with one prior therapy. For patients with disease relapse after at least two prior therapies who demonstrated disease progression on the last therapy, the proteasome inhibitor, bortezomib (Velcade®) was approved as a treatment in 2003. Subsequently, it was also approved as a second-line treatment of multiple myeloma in 2005. In spite of the new drugs, disease cure remains rare. The need for new agents to manage this disease remains.

Microtubules, composed of the protein tubulin, are cellular components that play a key role in cell division, or cellular mitosis. Microtubules participate in the exact organization and function of the mitotic spindle, and are critical for assuring the integrity of the segregated DNA. Because of their critical function, microtubules represent one of the key targets for cancer treatments.

Antimicrotubule agents, or tubulin inhibitors, are a well accepted class of drugs in the treatment of cancer and include taxanes (such as paclitaxel and docetaxel) and vinca alkaloids (such as vincristine, vinorelbine, and vinblastine) that are used either alone or in combination with other anti-cancer drugs. These tubulin inhibitors act by promoting apoptosis, which results in the destruction of cancer cells. However, the cytotoxic effects of tubulin inhibitors are nonselective; therefore, they affect normal cells as well as cancerous cells. Thus tubulin inhibitors adversely affect rapidly dividing blood cells (leading to anemia, neutropenia and thrombocytopenia) and cells of the nervous system (leading to neural toxicity such as peripheral neuropathy). In addition to these toxicities, repeated dosing with tubulin inhibitors can lead to the tumor developing resistance to treatment, which eventually renders these drugs ineffective.

Advantages of CB3304

As discussed above, CB3304 is an orally active alkaloid derived from opium. Pre-clinical studies have shown that CB3304 is a microtubule targeting agent that alters microtubule dynamics, blocks mitosis, and causes apoptosis. More specifically, CB3304 has been shown to: 1) bind to tubulin and alter its ability to form microtubules; 2) interfere with microtubule dynamics both in vitro and in living cells; 3) arrest a number of cancerous cells in mitosis and target them for apoptosis; and 4) inhibit the growth of solid murine lymphoid tumors, human breast, bladder and melanoma tumors implanted in mice by inducing a condition known as polyploidy (where the cell has more than two sets of chromosomes per nucleus) and apoptosis. CB3304 has also shown the ability to inhibit the proliferation of both paclitaxel sensitive and paclitaxel resistant human ovarian carcinoma cell lines.

We believe that CB3304 may have advantages over existing tubulin inhibitors for the treatment of cancer. More specifically, the mechanism of action of the majority of tubulin inhibitors is that of either promoting or inhibiting microtubule assembly. CB3304 has a unique mechanism of action whereby the drug does not significantly promote or inhibit microtubule assembly but instead alters microtubule dynamics and increases the amount of time that the microtubules spend in an attenuated (or paused) state, which leads to apoptosis. CB3304 has also been shown to bind to a different site on tubulin than other tubulin inhibitors. We believe that this unique mechanism of action and binding site may translate into CB3304 demonstrating efficacy in patients who have failed treatment with other microtubule inhibitors. Moreover, because most tubulin inhibitors affect all rapidly dividing cells (both normal and cancerous), tubulin inhibitors are generally associated with a variety of serious side effects, including neuropathy, anemia and neutropenia. In contrast, we believe pre-clinical studies have shown that CB3304 does not damage normal cells. We believe the results of these pre-clinical studies also suggest that CB3304 does not cause any of the same deleterious side effects as other tubulin inhibitors. If this benign side effect profile is also seen during clinical testing with CB3304, it could represent an important advantage for CB3304 over other microtubule inhibitors. Finally, since the majority of tubulin inhibitors are administered intravenously, we believe that CB3304, due to its ability to be administered orally, may have significant dosing advantages over existing tubulin inhibitors. We believe that CB3304 may be utilized in the treatment of multiple myeloma. Pre-clinical studies have shown that CB3304 suppresses human lymphoid tumor cells growth in-vitro and human tumors implanted in athymic mice. Similar results have been reported for multiple myeloma cell lines in cultures and in murine models.

Several known mechanisms of CB3304 also suggest that it may be clinically active in multiple myeloma. First, CB3304 stabilizes microtubule and arrests tumor cell proliferation at G2/M phase of the cell cycle leading to apoptosis. Antimicrotubule compounds have long been established as active agents in cancer treatment. Secondly, it has become increasingly apparent that tumor interaction with microenvironment plays an important role in disease progression. It has been hypothesized that angiogenic switch, accompanied by VEGF, in myeloma cells triggers aggressive growth behavior. Recent data reported by Newcomb and colleagues suggest that CB3304 inhibits HIF-1a expression, reduces its accumulation in the nucleus, and enhances its degradation via proteasome, leading to decreased VEGF secretion. Thus the dual action of pro-apoptotic and anti-angiogenic properties of CB3304 makes it a promising therapeutic agent in multiple myeloma.

Clinical Plan of Development

In December 2007, we initiated a Phase I trial of CB3304 in patients with multiple myeloma. This Phase I trial is an open label, dose escalating study to evaluate the safety and efficacy of CB3304 administered daily to patients with relapsed or refractory multiple myeloma. The trial is being conducted at Weill Cornell Medical College and Columbia Presbyterian Medical Center.

CB6604 (Extended Release of CB3304)

We are also conducting pre-clinical development of CB6604, an extended release version of CB3304. We believe that in vitro studies in breast cancer cells have demonstrated that increasing the amount of time that such cells are exposed to CB3304 results in a significant increase in the apoptotic effects of the drug. We plan to proceed with pre-clinical testing of CB6604 in in vivo tumor models, at the optimal dose determined in the in vitro studies, in order to further investigate the safety and antitumor activity of CB6604.

CB1089 (Seocalcitol)

In June 2005, we licensed from LEO Pharma A/S the exclusive, worldwide rights to seocalcitol, or CB1089, which is an analog of vitamin D. We believe that a number of pre-clinical studies have shown that vitamin D, or more specifically its biologically active metabolite “calcitriol,” has demonstrated anticancer activity in a number of different tumors including prostate, breast, pancreas, colon, skin and brain cancer. Calcitriol has many mechanisms of action in cancer including the ability to inhibit cell reproduction (proliferation), the ability to inhibit growth of new blood vessels (angiogenesis), and the ability to cause apoptosis. To date the clinical use of calcitriol has been limited by its adverse effects on calcium metabolism. More specifically, in human testing calcitriol has been shown to elevate serum levels of calcium, resulting in an adverse condition known as hypercalcemia, which can be life-threatening if left untreated. In pre-clinical models of prostate cancer, CB1089 has been shown to inhibit tumor cell growth more potently than calcitriol. Importantly, pre-clinical studies also indicate that CB1089 has reduced calcemic activity compared to calcitriol, significantly reducing the incidence of hypercalcemia.

Advantages of CB1089

If significant antitumor activity is seen in the clinical testing of CB1089, it could position the drug well versus calcitriol. Importantly, recent studies suggest calcitriol, when given in combination with currently used anticancer drugs, substantially increases the efficacy of the other anticancer drugs. Pre-clinical studies published in the Journal of Urology suggest that CB1089, when given in combination with other anticancer drugs, has even stronger antitumor activity than calcitriol given in combination with other cancer drugs. For example, pre-clinical studies have demonstrated that CB1089 given in combination with ketoconazole, a drug used off label as a second line hormonal therapy for prostate cancer, resulted in a dramatically greater suppression of prostate cancer cell growth than the combination of calcitriol and ketoconazole.

Results of Clinical Trials and Plan of Development

Several epidemiological studies have suggested an association between vitamin D and prostate cancer. More specifically, these studies have suggested that low serum levels of vitamin D result in an increased risk of prostate cancer and that prostate cancer mortality increases with decreasing exposure to sunlight, a natural source of vitamin D. Previously presented clinical trial results with calcitriol given in combination with chemotherapy have shown that vitamin D may have a therapeutic benefit in patients with prostate cancer. More specifically, data from a Phase III trial of weekly calcitriol in combination with chemotherapy versus weekly placebo and chemotherapy, presented at the 2005 Annual Meeting of the American Society of Clinical Oncology, demonstrated that patients receiving the combination of weekly calcitriol plus chemotherapy had an increased survival over patients receiving weekly placebo plus chemotherapy. However, during 2007, a larger Phase III trial investigating the ability of the combination of weekly calcitriol plus chemotherapy to improve survival over chemotherapy administered once every three weeks was stopped early due to an increase in deaths in the patients receiving the combination of weekly calcitriol plus chemotherapy. We plan to wait until the full results of this trial are available, to better assess the safety risk and potential efficacy of the combination of vitamin D when given with chemotherapy before initiating clinical trials of CB1089 in prostate cancer.

CB1089 has been tested as a single agent in a number of clinical trials including hepatocellular carcinoma, colorectal cancer, breast cancer and pancreatic cancer. Evidence of antitumor activity has been seen in hepatocellular carcinoma and colorectal cancer. More specifically, in a Phase II trial of CB1089 in 33 patients with inoperable hepatocellular carcinoma, 2 patients demonstrated a complete response and 12 patients showed stable disease. However, in subsequent trials CB1089, at the dose and regimen tested, did not demonstrate the ability to increase survival in patients with inoperable hepatocellular carcinoma. Due to the heterogeneous nature of hepatocellular carcinoma, we will be performing pre-clinical investigations to identify subtypes of hepatocellular carcinoma that are more likely to respond to CB1089. We also will be performing preclinical studies to look at the potential additive or potential synergistic effects of CB1089 when it is given in combination with other drugs that are used to treat hepatocellular carcinoma (e.g., sorafenib).

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

We and our third-party consultants conduct our pre-clinical testing in accordance with Good Laboratory Practices and our clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, our pre-clinical and clinical testing that is completed in the European Union is conducted in accordance with applicable EU standards.

Competition

The development and commercialization of new products to treat cancer is highly competitive, and there will be considerable competition from major pharmaceutical, biotechnology, and specialty cancer companies. Many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of these companies have more experience than we do in pre-clinical and clinical development, manufacturing, regulatory, and global commercialization. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of cancer. Competition for highly qualified employees is intense.

In the prostate cancer market, we are aware of several companies, including Abbott Laboratories, AstraZeneca and Sanofi Aventis, that have products on the market for the treatment of prostate cancer. Additionally, we are aware of several companies, including Abbott Laboratories, AstraZeneca, Bristol-Myers Squibb, Cell Genesys, Dendreon, GPC Biotech, Medivation, Novacea, Poniard Pharmaceuticals, Takeda and Tokai Pharmaceuticals, that have products in development for the treatment of hormone-refractory prostate cancer.

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

Intellectual Property and License Agreements

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates (CB7630, CB3304, CB1089, CB6604 and the noscapine analogs) and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and abroad. Currently, we have obtained license rights to each of our product candidates, and the entities from which we have licensed the respective drugs have either obtained or applied for patent protection for such products. With respect to these products, we do not anticipate significant expenses in obtaining and maintain patent protection on our (and our licensees,) behalf, unless and until a claim or assertion of infringement arises. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Relating to Our Business—If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish,” below.

We will continue to depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which are patentable. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

License Agreements

In April 2004, we entered into an exclusive, worldwide license agreement for CB7630 (abiraterone acetate) with BTG plc. Specifically, we licensed US Patent No. 5,604,213, dated February 18, 1997, entitled “17-Substituted Steroids Useful in Cancer Treatment”, U.S. Patent No. 5,618,807, dated April 8, 1997, entitled “Method for Preparing 17-Substituted Steroids useful in Cancer Treatment”, the corresponding foreign patents and two additional US patent applications. As consideration for the rights to abiraterone acetate, we paid BTG an initial license fee of $923,100 and agreed to pay BTG an annual license maintenance fee of 150,000 pounds sterling (currently, approximately $300,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make substantial payments upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicense abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

In March 2004, we entered into an exclusive, worldwide license agreement with Emory University for CB3304 (noscapine), CB6604 and the noscapine analogs. Specifically, we licensed US Patent No. 6,376,516, dated April 23, 2002, entitled “Noscapine Derivatives, Useful as Anticancer Agents”, U.S. Patent No. 6,673,814, dated January 6, 2004, entitled “Delivery Systems and Methods for Noscapine and Noscapine Derivatives,

Useful as Anticancer Agents,” the corresponding foreign patent applications and additional U.S. patent applications. As consideration for the rights to noscapine and the analogs of noscapine, we paid Emory University an initial license fee of $72,435 and agreed to sponsor a research project involving the licensed technology in the amount of $114,000. In connection with the license agreement, we agreed to make substantial payments to Emory University, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, we will be obligated to pay to Emory University an annual royalty based on net sales of the product. In the event that we sublicense the licensed technology to a third party, we will be obligated to pay royalties to Emory University based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Pursuant to our license agreement with Emory University, Emory retained for itself and its research collaborators a right and license to use any product, patent or technology created pursuant to the agreement for research and educational purposes. Additionally, our rights under the license agreement are subject to certain rights of the U.S. government as provided under the Bayh-Dole Act, 35 USCA §200-212, and may be amended from time to time.

CB3304 was derived by Emory University with some assistance from the National Institutes of Health, an agency of the U.S. government. Accordingly, pursuant to the Bayh-Dole Act, the U.S. government retains a non-exclusive, paid-up, worldwide license for certain uses relating to CB3304 and the related technology as it was created pursuant to the partial use of U.S. government funds. The U.S. government also has the right to require us to grant a nonexclusive, partially exclusive or exclusive license of CB3304 or the related technology, as it determines appropriate, to a third party in the event the U.S. government determines, in its discretion, that (i) we have not taken adequate steps to achieve practical application of CB3304 or the related technology within a reasonable time (or would not be expected under the circumstances to achieve such practical application within a reasonable time), (ii) action is necessary to alleviate health or safety needs that we are not reasonably satisfying, or (iii) action is necessary to meet requirements for public use under federal regulations that we are not reasonably satisfying. In the event the U.S. government intends to exercise these rights, referred to as “march-in rights,” it is required to issue such determination, and we would be provided an opportunity to file a petition challenging such determination with the U.S. Claims Court within 60 days of receipt of the determination.

In the event we commercialize CB3304 or any other product resulting from our agreement with Emory University, we will be required under the Bayh-Dole Act, absent a waiver from the U.S. government, to substantially manufacture the product in the United States.

In June 2005, we entered into an exclusive, worldwide license agreement with LEO Pharma A/S for CB1089 (seocalcitol). Specifically, we licensed US Patent No. 5,190,935, dated April 7, 1990, US Patent No. 6,310,226, dated October 30, 2001, the corresponding foreign patents and certain additional foreign patent applications. As consideration for the rights to seocalcitol, we paid LEO Pharma A/S an initial license fee of $250,000. In addition, the license agreement requires us to make substantial payments upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, we will be obligated to pay LEO Pharma A/S an annual royalty based on net sales of the product. In the event that we sublicense seocalcitol to a third party, we are obligated to pay royalties to LEO Pharma A/S based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

Government Regulation and Product Approval

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the testing (pre-clinical and clinical), manufacturing, labeling, storage, recordkeeping, advertising, promotion, import, export, marketing and distribution, among other things, of drugs and drug product candidates. If we do not comply with applicable requirements, we may be fined, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, and we may be criminally prosecuted. We and our manufacturers may also be subject to regulations under other U.S. federal, state, and local laws.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following (although the FDA is given wide discretion to impose different or more stringent requirements on a case-by-case basis):

•

completion of extensive pre-clinical laboratory tests, pre-clinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice regulations and other regulations;

•	submission to the FDA of an investigational new drug, or IND, application which must become effective before clinical trials may begin;

•	performance of multiple adequate and well-controlled clinical trials meeting FDA requirements to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a New Drug Application, or NDA, to the FDA;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product candidate is produced, and potentially other involved facilities as well, to assess compliance with current good manufacturing practice, or cGMP, regulations and other applicable regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals of our drug candidates will be granted on a timely basis, if at all. Risks related to these regulations are described on pages 19 through 22 of this Annual Report.

Pre-clinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•

Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with FDA-approved drugs.

•

Phase II clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications, and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to conduct what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

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

New Drug Application

The results of drug candidate development, pre-clinical testing and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, and the payment of a user fee, are submitted to the FDA as part of an NDA. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once an NDA is accepted for filing, the FDA begins an in-depth review of the application.

During its review of an NDA, the FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA may refuse to approve an NDA and issue a not approvable letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical or other data, including one or more additional pivotal Phase III clinical trials. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaboration partners interpret data. If the FDA evaluations of the NDA and the clinical and manufacturing procedures and facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which contains the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter, authorizing commercial marketing of the drug for certain indications. The FDA may withdraw drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the FDA-approved indications and in accordance with the FDA-approved label. Further, if there are any modifications to the drug, including changes in indications, other labeling changes, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional pre-clinical studies and clinical trials.

Orphan Drug Designation and Exclusivity

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We intend to seek orphan drug designation for our products at the appropriate time, if applicable.

Under European Union medicine laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to 10 years of marketing exclusivity, except under certain limited circumstances comparable to U.S. law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request fast track designation by the FDA for a specific indication as a fast track drug at the time of original submission of its IND, or at any time thereafter prior to receiving marketing approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant has paid applicable user fees. The FDA’s review clock under the Prescription Drug User Fee Act, or PDUFA for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

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

•

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and efficacy in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival or irreversible morbidity. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials, to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with due diligence, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, may cause the FDA to seek to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited by specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

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

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning and/or untitled letters, corrective advertising, and potential civil and criminal penalties.

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

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our product candidates rather than diverting resources to establish our own manufacturing facilities. We meet our preclinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. We rely on individual proposals and purchase orders to meet our needs and typically rely on terms and conditions proposed by the third party or us to govern our rights and obligations under each order (including provisions with respect to intellectual property, if any). We do not have any long-term agreements or commitments for these services. Likewise, we do not have any long-term agreements or commitments with vendors to supply the underlying component materials of our product candidates, some of which are available from only a single supplier.

Should any of our product candidates obtain marketing approval, we anticipate establishing relationships with third-party manufacturers and other service providers in connection with the commercial production of our products. We have some flexibility in securing other manufacturers to produce our product candidates; however, our alternatives may be limited due to proprietary technologies or methods used in the manufacture of some of our product candidates.

Employees

We have 26 full-time employees and 2 part-time employees. None of our employees are covered by a collective bargaining unit. We believe our relations with our employees are satisfactory.

Over the course of the next year, we anticipate hiring up to 18 additional full-time employees devoted to research and development activities, 6 additional full-time employees for regulatory and up to 5 additional full-time employees for general and administrative activities. In addition, we intend to continue to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

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

To date, we have generated no product revenues. Until, and unless, we receive approval from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are CB7630, CB3304, CB6604, the noscapine analogs and CB1089, and none of these products are approved by the FDA for sale. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Currently, we believe we have cash on hand to fund our operations through December 2010. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional candidates and changes in regulation.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2007, we had a net loss of approximately $31.9 million and from our inception in May 2003 through December 31, 2007 we have incurred a net loss of approximately $55.1 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	continue to undertake pre-clinical development and clinical trials for our product candidates;

•	seek regulatory approvals for our product candidates;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel.

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

We are a development-stage company and have not demonstrated an ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical and clinical development of our product candidates;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology, undertaking pre-clinical studies of our product candidates and undertaking clinical trials of our product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize any product candidate, we will not be able to sell our product candidates.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates (CB7630, CB3304, CB6604, the noscapine analogs and CB1089), or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidate in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidate in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory clearance for any of our product candidates (CB7630, CB3304, CB6604, the noscapine analogs and CB1089). Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenue, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any drugs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

Our success depends on our ability to enhance our existing pipeline of product candidates through the in-license or other acquisition of products in clinical development. If our business development efforts are not successful, our ability to achieve profitability will be negatively impacted.

Our current product portfolio consists of three drug candidates that are in clinical stages of development. We intend to continue to expand our current portfolio and in-license or acquire additional products that are currently in clinical development. If we are not successful in acquiring products that are currently in clinical development, then we will be dependent upon our ability to raise financing for, and the successful development and commercialization of, our current product candidates.

Many other large and small companies within the pharmaceutical and biotechnology industries seek to establish collaborative arrangements for product research and development, or otherwise acquire products in later-stage clinical development, in competition with us. We face additional competition from public and private research organizations, academic institutions and governmental agencies in establishing collaborative arrangements for products in later-stage clinical development. Many of the companies and institutions that compete against us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting business development activities. These entities represent significant competition to us as we seek to expand our pipeline through the in-license or acquisition of compounds.

While it is not feasible to predict the actual cost of acquiring additional product candidates, the cost of licensing drugs that are in the clinical stages of development is generally significantly higher than the costs of licensing drugs that have not yet entered clinical development (pre-clinical drugs). Moreover, we expect that any product candidates we acquire will require significant additional development and other efforts prior to obtaining commercialization, if we ever commercialize any such product. The cost of licensing additional clinical stage drugs and completing the development necessary could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may further dilute existing stockholders, in order to acquire and further development of such new products.

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

Many of our product candidates are in early stages of clinical trials and will require extensive pre-clinical testing and clinical testing. If we are unsuccessful in obtaining regulatory approval for any of our product candidates, we may be required to delay or abandon development of such product candidate.

Other than CB7630, our other product candidates (CB3304, including the noscapine analogs, CB6604 and CB1089) are in early stages of development and will require substantial additional pre-clinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be accepted. In the event we do not receive regulatory approval for any of our product candidates, we will be required to delay or terminate development of such product candidate.

Clinical trials are very expensive, time-consuming and difficult to design and implement. If clinical trials for any of our product candidates don’t provide positive results, we may be required to abandon or repeat such clinical trials.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical studies and clinical trials or obtain approval of any product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders.

If the results of our clinical trials do not support our product candidate claims, the completion of development of such product candidates may be significantly delayed or we may be forced to abandon development of such product candidates altogether.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. For example, although the results of the clinical trials of CB7630 conducted to date have been promising, there is no assurance that those results will continue as we progress this drug candidate to later stage clinical trials. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenue for the foreseeable future, the failure of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

We are dependent upon third-party researchers and developers in the development of our product candidates, and such parties are, to some extent, outside of our control.

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

Our intention to rely exclusively on third parties to formulate and manufacture our product candidates exposes us to a number of risks that may delay the testing, development, regulatory approval and commercialization of our product candidates.

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no agreements for the commercial-scale manufacture of our product candidates. We intend to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If any of our current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as CB7630, CB3304, CB6604, the noscapine analogs and CB1089, should we obtain regulatory approval for such drugs, will have to compete with existing therapies. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions that we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of these organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

To date, we hold certain exclusive patent rights, including rights under U.S. Patent Nos. 5,604,213, 5,618,807, 6,376,516, 6,673,814, 7,090,853, 5,190,935, 6,310,226 and U.S. patent applications as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

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

We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. In particular, over the next 12 months, we expect to hire up to 18 new employees devoted to research and development. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $2.5 million to $3.0 million.

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

Certain of our license agreements and contract research agreements require payments in foreign currencies and are subject to exchange rate fluctuations.

Our license agreement with BTG, plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organization that require payment in currencies other than the U.S. dollar. It is possible that we will enter into license agreements for future product candidates or contract research or other agreements that will require payments in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

A substantial stockholder possesses a significant portion of our voting power and could exert significant control over our management and direction.

As of March 24, 2008, Horizon BioMedical Ventures, LLC held approximately 16% of our common stock based on recent filings made with the Securities and Exchange Commission (“SEC”). Additionally, Russell H. Ellison, M.D., a director, serves as Executive Vice President for Paramount BioCapital, Inc., an affiliate of Horizon BioMedical Ventures, LLC. As a result of its significant holding and Dr. Ellison’s position on our Board, Horizon BioMedical Ventures has the ability to exert considerable influence over our management and direction and affairs through the election and removal of our Board of Directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

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

Risks Relating to Our Stock

Our stock price may be particularly volatile because we are a drug development company.

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, including results of our clinical trials for CB7630, CB3304, and CB1089;

•	market conditions or trends related to biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other development concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•

public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or in foreign countries; and

•	economic and political factors.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become subject to this type of litigation, which is often extremely expensive and diverts management’s attention.

Trading of our common stock is limited, which may make it difficult for you to sell your shares at times and prices that you feel are appropriate.

Trading in our common stock, which is currently conducted on The NASDAQ Global Market, has been limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of us. Because we became public through a reverse merger, there is less incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to provide analyst coverage of us in the future.

The resale of shares by our stockholders could adversely affect the market price of our common stock in the public market, which result would in turn negatively affect our ability to raise additional equity capital.

The sale or availability for sale, of common stock in the public market by our stockholders may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We currently have effective various prospectuses (SEC File Nos. 333-133779, 333-143329, 333-144362 and 333-148548) relating to the resale of an aggregate of 20,118,766 shares of our common stock (including shares of common stock issuable upon the exercise of warrants). The resale of a substantial number of shares of our common stock in the public market pursuant to such prospectuses, and afterwards, could adversely affect the market price for our common stock and make it more difficult for our stockholders to sell our shares at times and prices that they feel are appropriate. Furthermore, we expect that, because there are a large number of shares subject to such offering, stockholders will continue to offer shares covered by such prospectuses for a significant period of time, the precise duration of which we cannot predict. Accordingly, the adverse market and price pressures resulting from these potential resales may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology companies have experienced greater than average stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We have never paid dividends on our common stock and do not intend to do so for the foreseeable future.

We have never paid dividends on our common stock and we do not anticipate that we will pay any dividends on our common stock for the foreseeable future. Accordingly, any return on an investment in our common stock will be realized, if at all, only when you sell shares of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTIES

Our executive offices are located at 10990 Wilshire Boulevard, Suite 1200, Los Angeles, California 90024. Our telephone number is (310) 943-8040. Pursuant to an Office Lease dated October 31, 2005 with Douglas Emmett Realty Fund 1997, we lease approximately 7,300 square feet of office space. Under the Office lease we are required to make monthly lease payments of $18,671, with annual increases of approximately 3%. The Office Lease expires on February 28, 2011. Pursuant to an assignment, assumption and consent agreement dated July 24, 2007 and effective September 1, 2007 by and between L’ETAT FRANCAIS, as represented by the Consulate General of France, Los Angeles, California and us, we have assumed the lease for an additional 12,500 square feet of office space known as Suite 300 located on the third floor of the building located at 10990 Wilshire Boulevard, Los Angeles, California. We are required to make monthly lease payments of $38,835 for Suite 300 beginning September 1, 2007 until the expiration of the lease on May 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of our stockholders.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to February 8, 2007, our common stock was not publicly traded. From February 8, 2007 until December 6, 2007, our common stock traded on the OTC Bulletin Board® under the symbol “CGRB.OB.” Since December 7, 2007, our common stock has traded on The NASDAQ Global MarketSM under the symbol “CGRB.” The closing price of our common stock on March 24, 2008, as quoted on The NASDAQ Global Market was $18.99 per share. The following table lists the high and low bid or sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board or NASDAQ Global Market, as appropriate, during each quarter since February 8, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2007	$20.00	$9.75
June 30, 2007	27.80	17.25
September 30, 2007	25.60	21.65
December 31, 2007	34.00	25.60

Record Holders

As of March 24, 2008, we had approximately 171 holders of record of our common stock, not including those held in street names. We believe approximately 1076 stockholders hold securities in “Street Name.”

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2007, we made the following sales of unregistered securities during the quarter ended December 31, 2007.

During the three months ended December 31, 2007, we sold an aggregate of 20,988 shares of our common stock pursuant to the exercise of outstanding warrants at an exercise price of $8.28 per share. These shares were issued as a result of the exercise of warrants issued on November 23, 2005 and January 24, 2006, in conjunction with the sale of senior convertible note financings. Proceeds from the exercise of the warrants were $173,781. Additionally, during the three months ended December 31, 2007, we issued 2,299 shares of our common stock to warrant holders who executed cashless exercise of warrants. These shares were issued as a result of warrants issued to placement agents associated with our bridge financings in 2006 and 2007.

During the three months ended December 31, 2007 we sold an aggregate 1,667 shares of our common stock pursuant to the exercise of outstanding stock options at an exercise price of $4.50 per share. Proceeds from the exercise of the stock options were $7,502.

Except as noted above, sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We are a Los Angeles, California based development-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011.

Currently, a large portion of the development expenses have related to our lead product candidate, CB7630. As we proceed with the clinical development of CB7630 and as we further develop CB3304 and CB1089, our second and third product candidates, respectively, our research and development expenses will increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

On April 3, 2006, SRKP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of SRKP 4, Inc., a Delaware corporation (“SRKP”), merged with and into us, with Cougar remaining as the surviving corporation and a wholly owned subsidiary of SRKP. Cougar stockholders received, in exchange for all of our outstanding shares of capital stock, shares of capital stock of SRKP representing 100% of the outstanding capital stock of SRKP, on a fully-diluted basis, after giving effect to the merger and a redemption, completed contemporaneously with the closing of the merger, of all shares of SRKP capital stock held by SRKP’s former stockholders immediately prior to the merger. In addition, at the time of effectiveness of the merger, the board of directors of SRKP was reconstituted, such that the directors of SRKP immediately prior to the merger resigned and were replaced by the directors of Cougar immediately prior to the merger. Further, upon the effective time of the merger, the business of SRKP was abandoned and our business plan was adopted. The transaction was therefore accounted for as a reverse acquisition with Cougar as the acquiring party and SRKP as the acquired party. Accordingly, when we refer to our business and financial information relating to periods prior to the merger, we are referring to the business and financial information of Cougar, unless otherwise indicated.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123R”) and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods, although we are recording charges related to options granted prior to January 1, 2006, on a prospective basis. Compensation for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) . The expense is based on the fair value of the equity instruments issued and is included in the respective categories of expense in the statement of operations. We expect to record additional future non-cash compensation expenses, which may be significant.

Results of Operations

Years Ended December 31, 2007 and 2006

General and administrative expenses: For the year ended December 31, 2007, general and administrative expenses were $6,786,460 compared to $3,926,795 for the year ended December 31, 2006, representing an increase of approximately $2,860,000. Major changes in expenses from 2006 to 2007 included the payment of a performance bonus to our chief executive officer, under the terms of his employment agreement, of $1,350,000 based on our market capitalization exceeding $500,000,000 for a required length of time. Salary expense increased approximately $330,000 year to year due to staff hired in the second half of 2006 (approximately $240,000) and annual salary adjustments (approximately $90,000). Recruiting fees in 2007 were approximately $164,000 higher than the previous year due to searches for several key senior positions. In anticipation of our expected increase in staffing over the next several years, we increased our office space by approximately 12,000 square feet, resulting in an increase in our rent expense of approximately $249,000 from 2006. Our monthly rent expense has increased from approximately $19,000 per month to approximately $58,700 per month. During 2007, our Board of Directors compensation was revised and the Board of Directors was increased from five non-employee directors to six non-employee directors resulting in an increase in fees of approximately $137,000. Stock-based compensation for our Board of Directors increased by approximately $350,000 due to new grants to existing directors and grants to new directors issued at a higher value due to the increase in our stock price. All other expenses decreased in aggregate approximately $280,000.

Research and development expenses: For the year ended December 31, 2007, research and development expenses were $27,277,214 compared to $6,698,515 for the prior year, representing an increase of approximately $20,579,000. During 2007, we experienced major increases in clinical trial expenses, third party manufacturing expenses, scientific advisory board compensation and payroll related expenses. Clinical trial expenses increased approximately $4,469,000 as the number of clinical trial sites increased from two in 2006 to seven in 2007. This expense will continue to increase as a Phase III trial for our drug candidate CB7630 is initiated in the first half of 2008. We will also experience an increase in our clinical trial expense as our other products progress through the various phases of clinical trials. Third party manufacturing expense increased $7,776,000 in 2007 in support of the clinical trials initiated in 2006 and 2007. We commenced production of our drug compound CB7630 under cGMP conditions in support of our planned Phase III trial for CB7630. As the number of clinical trials expands, manufacturing cost will continue to increase. With the expansion of clinical trials during 2007, our cost for pre-clinical testing decreased approximately $1,030,000 compared to 2006. Staffing for clinical research and development, along with regulatory and quality assurance increased from a staff of four in 2006 to 13 full-time and 2 part-time individuals in 2007 resulting in an increase in payroll and payroll related cost of approximately $1,669,000. Stock based compensation for employees increased approximately $779,000 compared to 2006 as a result of stock option grants to new employees and the increase in fair market value of our common stock on the various grant dates. The average fair market value of common stock for the options granted in 2007 was $20.44 compared to $4.50 in 2006. Stock based compensation for Scientific Advisory Board, or SAB, members increased approximately $5,036,000, reflecting changes in valuation assumptions for unvested stock options. The major change to the valuation assumptions was the increase in our common stock price from $4.50 at December 31, 2006 to $32.70 at December 31, 2007. In preparation of commencing our Phase III trial we incurred approximately $716,000 in investigator meeting expenses. All other expenses increased in aggregate approximately $1,164,000.

Interest income: For the year ended December 31, 2007, we recognized approximately $2,775,000 in interest income compared to approximately $1,244,000 of interest income for 2006. The increase reflects the use of a third party for cash management and the proceeds of two private placements completed during 2007.

Interest expense: We incurred no interest expense in 2007. For the year ended December 31, 2006, interest expense was approximately $1,013,000, which included a non-cash charge of approximately $376,000 for amortization of note discounts related to promissory notes issued in June 2005 and convertible notes issued in November 2005 and January 2006. During the year ended December 31, 2006, we recorded a favorable charge of approximately $69,000 to interest expense for the revaluation of outstanding warrants classified as liabilities. Interest on the notes of approximately $80,000 was recorded for the year ended December 31, 2006. Interest expense for 2006 also included non-cash charges for amortization of debt issuance costs of approximately $613,000. Interest of approximately $13,000 on a credit facility opened in October 2005 was recorded for the year ended December 31, 2006.

Other expense: For the year ended December 31, 2007, we incurred other expense of approximately $486,000 compared to approximately $1,437,000 in 2006. Contemporaneously with the closing of the merger in April 2006, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate cash payment of $200,000. This transaction was considered a capital transaction in substance, rather than a business combination, resulting in a charge of $200,000 for consideration paid. We incurred approximately $486,000 of liquidated damages during 2007 compared to $1,237,000 of liquidated damages in 2006 representing registration rights penalties as the registration statement governing the resale of our shares of common stock issued in our April 2006 private placement was not declared effective within 180 days of the completion of the offering. A majority of the stockholders entitled to receive liquidated damages payments agreed to accept stock in lieu of cash for such liquidated damages. On February 2, 2007, our registration statement was declared effective.

Liquidity and Capital Resources

We reported a net loss of $31,857,664 and negative cash flow from operating activities of $23,098,788 for the year ended December 31, 2007. The net loss from date of inception, May 14, 2003 to December 31, 2007 amounted to $55,068,897.

We have financed our operations since inception primarily through equity and debt financing. During the year ended December 31, 2007, we had a net increase in cash and cash equivalents of $82,205,982. This increase resulted from net cash provided by financing activities of $128,500,511, substantially all of which represents proceeds from our private placement offerings of common stock. The increase in cash provided by financing activities was reduced by net cash used in operating activities of $23,098,788 and net cash used in investing activities of $23,195,741 for the year ended December 31, 2007. Total cash resources and investment securities available-for-sale as of December 31, 2007 were $135,337,544 compared to $30,809,713 at December 31, 2006. The net cash used in operating activities includes a net loss of $31,857,664 adjusted for non-cash items of approximately $7,068,000, an increase in accounts payable and accrued expenses of approximately $1,834,000, and an increase in prepaid expenses and other assets of approximately $143,000. The major non-cash items were stock based compensation for non-employees of approximately $5,089,000; employee stock based compensation of approximately $1,947,000; liquidated damages paid in stock of approximately $453,000; and amortization of discounts on investments of approximately $513,000. The increase in accounts payable and accrued expenses is a direct result of our increase in expenditures used to support the expansion of our clinical trials and clinical trial costs. The net cash used in investing activities reflects the net purchases of securities available-for-sale of approximately $21,809,000 and the purchase of a certificate of deposit for $1,016,000 for collateral of a stand-by letter of credit securing our office lease.

Management believes that we will continue to incur losses for the foreseeable future. Therefore, we will either need additional equity or debt financing or generate revenue from the licensing of our products or by entering into strategic alliances to sustain our operations until we can achieve profitability and positive cash flows from operating activities, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Through December 31, 2007, a significant portion of our financing has been through private placements of common and preferred stock and debt financing. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. There can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future on acceptable terms, or at all, we may be forced to curtail our desired development. In addition, we could be forced to delay or discontinue product development, and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Financings

On June 30, 2005, we issued unsecured promissory notes to six individuals in the aggregate amount of $1,000,000, including a promissory note issued to Dr. Arie Belldegrun, a director, in the amount of $675,000. In addition to the promissory notes, we issued the six individuals five-year warrants to purchase an aggregate of 52,887 shares of common stock at an exercise price of $8.28 per share. Of these warrants, warrants to purchase 35,699 shares of common stock were issued to the Belldegrun Children’s Trust, a trust created for the benefit of Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued to the noteholders were valued at approximately $131,000 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a risk-free rate of 4.2%, a five-year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle only in unregistered shares. We have also provided the warrantholders piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants. Concurrent with the April 3, 2006 private placement, $950,000 of the notes and associated interest was converted into 22,012 shares of our common stock and 198,113 shares of our Series A Convertible Preferred Stock. The remaining $50,000 note and associated interest was paid to the noteholder.

On July 15, 2005, we entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. The credit facility was guaranteed by Lindsay A. Rosenwald, M.D., then one of our directors and the managing member of Horizon BioMedical Ventures, a significant stockholder. In return for such guaranty, we agreed to grant Dr. Rosenwald warrants to purchase a number of shares of our common stock based upon the amount of the credit facility that was drawn upon. Prior to terminating the credit facility in

2006, we utilized a maximum of $600,000 of the credit facility, and issued Dr. Rosenwald a five-year warrant to purchase 31,732 shares of common stock at an exercise price of $8.28 per share (as adjusted pursuant to the terms of our April 2006 merger) in consideration of the guaranty. Using the Black-Scholes option pricing model, we recorded a debt issuance cost of approximately $91,000 for the value of the warrants. The model assumed a risk free rate of 4.33%, a five-year term, and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to us together with the payment of the exercise price. The warrants do not include any cashless exercise or redemption provisions. The warrants (and the common stock issuable upon exercise of the warrants) are not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle only in unregistered shares. We have provided the warrantholders piggyback registration rights relating to the resale of the common stock issuable upon exercise of the warrants.

In two closings on November 23, 2005 and January 24, 2006, we sold an aggregate of $6,145,120 in aggregate principal amount of senior convertible notes, or bridge notes, to certain institutional and individual accredited investors in a private placement transaction. The bridge note holders received five-year warrants to purchase an aggregate of 148,460 shares of our common stock at a price of $8.28 per share (as adjusted pursuant to the terms of our April 2006 merger). These warrants were valued at $669,303 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a five-year term, risk free rate of 4.3% and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with payment of the exercise price. The warrants are redeemable at our option if our common stock is traded on the OTC Bulletin Board, NASDAQ or a national securities exchange and the common stock has had an average closing price per share over a period of 30 consecutive calendar days equal to or greater than twice the exercise price of the warrants, as adjusted, provided that, the common shares underlying the warrants must be registered for resale at the time of redemption. The warrants do not provide for cashless exercise. The warrants (and the common stock issuable upon exercise of the warrants) were not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares. We have, however, provided holders of the warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the warrant. Additionally, we issued warrants to purchase an aggregate of 74,221 shares of common stock at an exercise price of $8.28 per share to Paramount BioCapital, Inc., our placement agent, and its designees, and paid commissions of approximately $430,000 and other offering-related expenses aggregating approximately $31,000 to Paramount BioCapital. These warrants were valued at approximately $212,500 using the Black-Scholes option pricing model and were recorded as debt issuance cost. Dr. Lindsay A. Rosenwald, then one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a significant stockholder, is the Chairman and Chief Executive Officer of Paramount BioCapital, Inc. We have no obligation to settle any exercise of the placement warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares. However, the warrants have a cashless exercise provision. We have provided the holders of the warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the placement warrants. The principal balance of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, of the bridge notes was automatically converted into units of our securities on April 3, 2006 at a price per share of $4.50, pursuant to the terms of such private placement offering. Accordingly, the holders of the bridge notes received an aggregate of 138,416 shares of common stock and 1,245,746 shares of preferred stock upon conversion (as adjusted pursuant to the merger). We had no obligation to settle any conversion of the preferred stock in registered shares; we intended to settle only in unregistered shares. We provided the holders of the bridge securities to piggyback registration rights with respect to the shares of common stock issued or issuable upon conversion of preferred stock.

On April 3, 2006, immediately prior to the closing of the merger with SRKP, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Paramount BioCapital, Inc. and Cowen and Company acted as placement agents in the offering. Each placement agent received a placement fee of approximately $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of our common stock at an exercise price of $4.95 per share. The value of the warrants, which was determined using the Black-Scholes option pricing model, was approximately $2,400,000. The model assumed a risk-free interest rate of 4.78%, a five-year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) are not registered and include restrictions upon transfer. We have no obligation to settle any exercise of the placement agent warrants in cash or registered shares; we intend to settle only in unregistered shares. Reimbursable expenses associated with the placement were approximately $76,000, of which $26,000 was reimbursed to Paramount. The Chairman and Chief Executive Officer of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D., one of our directors at the time of the placement. Paramount BioCapital is an affiliate of Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member and which is one of our substantial stockholders. Additionally, on terms similar to that in the offering, we sold 13,322 shares of common stock and 119,895 shares of preferred stock (as adjusted pursuant to the merger) in consideration of cash in the amount of approximately $600,000 to Dr. Rosenwald. Each share of preferred stock, designated as Series A Convertible Preferred Stock, was convertible, in whole or in part, at the option of the holder at any time into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. All outstanding shares of preferred stock were subject to mandatory conversion into shares of our common stock if the price per share of common stock traded at or above 200% of the conversion price of the preferred stock (initially $4.50) for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market. Accordingly, the preferred stock is recorded outside of permanent equity on our balance sheet. Under the terms of the Certificate of Designation for the Series A Convertible Preferred Stock and the subscription agreements entered into with the investors in the offering, we have no obligation to settle any conversion of the Series A Convertible Preferred Stock in cash (other than pursuant to a redemption as referenced above) or registered shares; we intend to settle such conversions only in unregistered shares. We, however, provided the holders of the Series A Convertible Preferred Stock with registration rights relating to the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock.

As of March 8, 2007 our common stock had traded on the OTC Bulletin Board for twenty consecutive trading days in excess of 200% of the Series A Convertible Preferred Stock conversion price. Accordingly, effective as of the close of trading on March 8, 2007, the outstanding shares of Series A Convertible Preferred Stock converted into shares of our common stock on a one-for-one share basis. As of such time, 8,685,522 share of Series A Convertible Preferred Stock converted into 8,685,522 shares of common stock.

On May 2, 2007, we entered into a securities purchase agreement with certain accredited institutional investors pursuant to which we agreed to sell a total of 2,500,000 shares of common stock in a private placement offering at a price of $20 per share, for gross proceeds of $50 million before deducting selling commissions and expenses. The offering closed on May 8, 2007. In addition to the purchase agreement, on May 8, 2007, the investors also entered into a registration rights agreement. Pursuant to the terms of the registration rights agreement we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering which was declared effective on June 8, 2007. In connection with the offering, on April 29, 2007, we entered into a letter agreement with Leerink Swann LLC, who served as placement agent in connection with placement of the common shares. In consideration for the placement agent’s services, we agreed to pay the placement agent aggregate cash commissions equal to 6% of the gross cash proceeds from the offering, or approximately $3 million. We also paid the placement agent $50,000 as a non-accountable reimbursement allowance. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 0.3% of the gross proceeds from the offering, or $150,000, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering pursuant to an October 6, 2005 agreement as amended with Paramount. The placement agent agreed to reduce the placement fee by an amount equal to 50% or $75,000 of the waiver fee. Dr. Lindsay A. Rosenwald, a director of the Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

On December 14, 2007, we entered into a securities purchase agreement with various institutional investors pursuant to which we agreed to sell in a private placement an aggregate of 3,000,000 shares of common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87 million, before deducting selling commissions and expenses. The offering closed on December 20, 2007. In addition to the purchase agreement, on December 14, 2007, the investors also entered into a registration rights agreement. Pursuant to the terms of the registration rights agreement we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering which was declared effective on January 25, 2008. In connection with the offering, we engaged Leerink Swann LLC as lead placement agent. In addition, we engaged Cowen and Company and Lazard Frères & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placements agents an aggregate cash fee equal to 6% of the total gross proceeds received by us from the sale of the shares. We also paid the placement agents an aggregate of $45,528 for reimbursable expenses. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering pursuant to an October 6, 2005 agreement, as amended, between us and Paramount. Dr. Lindsay A. Rosenwald, a director of our company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development spending will be approximately $44 million. We will need approximately $7 million for general administrative spending over the next 12 months.

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

Plan of Operation

Our plan of operation for the next 12 months is to continue implementing our business strategy of in-licensing novel clinical stage products in order to accelerate clinical development and time to commercialization, and continue the clinical development of our three product candidates. We expect our principal expenditures during the next 12 months to include:

•	Operating expenses, including expanded research and development and general and administrative expenses; and

•	Product development expense, including the costs incurred with respect to applications to conduct clinical trials of our three product candidates in the United States.

As part of our planned expansion, we have budgeted hiring up to 18 additional full-time employees devoted to research and development activities, 6 additional full-time employees for regulatory, and up to 5 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the first half of 2008. These positions will require an advanced degree in medicine and/or bioscience and significant experience in the pharmaceutical or biotechnology industries. We anticipate that our annual expense will increase by approximately $3 million in support of the additional staffing. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we anticipate spending approximately $44 million on clinical development and research and development activities and expend approximately $7 million on general and administrative expenses.

Research and Development Projects

CB7630. In April 2004, we exclusively licensed the worldwide rights to CB7630 (abiraterone acetate) from BTG plc. CB7630, our lead product candidate, is an orally active targeted inhibitor of the steroidal enzyme 17a-hydroxylase/C17,20 lyase, a cytochrome p450 complex that is involved in testosterone production. In pre-clinical studies, CB7630 has demonstrated the ability to selectively inhibit the target enzyme, reducing levels of testosterone production in both the adrenals and the testes that are believed to stimulate the growth of prostate cancer cells.

Through December 31, 2007, we have incurred approximately $30,460,000 of cost related to the development of CB7630. Currently, we anticipate that we will need to expend approximately an additional $30—$35 million in development costs in fiscal 2008 and an aggregate of approximately $80 to $95 million until we receive FDA approval for CB7630. Should we choose to continue development, we expect that it will take an additional four to six years before we complete development and obtain FDA approval of CB7630, if ever.

CB3304. In March 2004, we exclusively licensed the worldwide rights to CB3304 (noscapine), an orally active alkaloid derived from opium. Pre-clinical studies have demonstrated that CB3304 has anti-tumor activity and acts as an inhibitor of microtubule dynamics. Therefore, we believe that CB3304 has potential applications in the treatment of a number of different tumor types where tubulin binding agents are known to have activity. These tumor types include, but are not limited to, non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer.

Through December 31, 2007, we have incurred approximately $1,324,000 of cost related to the development of CB3304. Currently, we anticipate that we will need to expend approximately an additional

$2,000,000 to $3,000,000 in development costs in fiscal 2008 and an aggregate of approximately $70,000,000 to $85,000,000 until we receive FDA approval for CB3304. Should we choose to continue development, we expect that it will take an additional five to seven years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. In June 2005, we exclusively licensed the worldwide rights to CB1089 (seocalcitol), a synthetic vitamin D analog. In prostate cancer, clinical studies of a metabolite of vitamin D (calcitriol) given in combination with chemotherapy suggested that patients who received the combination of calcitriol plus chemotherapy showed an improvement in survival over patients who received chemotherapy plus placebo without an increase in the toxicity of the chemotherapy. Pre-clinical studies in prostate cancer have shown that CB1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat prostate cancer, as opposed to calcitriol.

Through December 31, 2007, we have incurred approximately $838,000 of cost related to the development of CB1089. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,000,000 in development costs in fiscal 2008 and an aggregate of approximately $70,000,000 to $85,000,000 until we receive FDA approval for CB1089. Should we choose to continue development, we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB1089, if ever.

Off-Balance Sheet Arrangements:

We do not have any “off-balance sheet agreements,” as defined by SEC regulation.

Critical Accounting Policies:

Research and Development:

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on our behalf, contract organizations for pre-clinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. We determine the total cost of a given study based on the terms of the related contracts. We accrue for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from our external service providers. As actual costs become known, we adjust our accruals in the period when actual costs become known. Cost related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Stock-based Compensation:

As required, we adopted SFAS 123R on January 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. We will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS 123, and EITF 96-18. SFAS 123R eliminated the option provided by SFAS 123 that was used prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under APB 25. Under APB 25, we only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant.

SFAS 123R was adopted using the modified-prospective method and accordingly financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. Adoption of the SFAS 123R fair value method had and will continue to have a material impact on our results of operations, although it will have no impact on our cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. Because of the variability in the assumptions to be used in the valuation of stock options we granted in 2007 and the variability in the quantity and other terms of stock-based awards we may issue in the future, our ability to predict future stock-based compensation expense is limited. The amount recognized in the financial statements related to employee stock-based compensation was $1,947,180 and $870,586 for the years ended December 31, 2007 and 2006, respectively, and was included in general and administrative and research and development operating expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on average expected volatilities of a sampling of six companies with similar attributes to our Company, including: industry, stage of life cycle, size and financial leverage. As we have so far only awarded “plain vanilla options,” as determined by Staff Accounting Bulletin (“SAB”) No. 107, we used the “simplified method” for determining the expected life of the options granted. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123R does not allow companies to account for option forfeitures as occurred. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	78%	72%
Risk-free interest rate	4.7%	4.7%
Expected life	6.2 years	5.8 years

Income Taxes:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that we have taken or expects to take on a tax return. FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Management implemented FIN 48 on January 1, 2007 and it has had negligible impact on our results of operations or financial position. Management believes it will continue to have a negligible impact on our results of operations or financial position until such time as we generate revenue.

Registration Payments:

In December 2006, FASB issued the FASB Staff Position (“FSP”) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“EITF 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. The guidance in this FSP amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was effective immediately for registration payment arrangements and financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. EITF 00-19-2 did not impact our results of operations or financial position in 2007.

Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP which is expected to make the measurement of fair value more consistent and comparable. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management believes that SFAS 157 will have a negligible impact on our results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management has evaluated the impact of SFAS 159 on our results of operations or financial position and believes it to be negligible.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). This Issue addresses an issuer’s accounting for the nonrefundable portion of advance payments for future goods or services. This FSP specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payment should be charged to expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We anticipate negligible impact, if any, with the implementation of EITF 07-03.

In November 2007, FASB issued EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). This Issue addresses an issuer’s accounting for shared cost and revenues in collaborative arrangements in which a separate legal entity is not created. A collaborative arrangement falls within the scope of this Issue only if the parties are actively involved and are exposed to significant risks and rewards that are tied to the commercial success of the endeavor. Cost incurred and revenue recognize on collaborative arrangements should be reported by each party based on the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Payments between parties of a collaborative arrangement should be reported based on the nature of the arrangement and its contractual terms, the nature of each entity’s business, and whether there are any existing generally accepted accounting principles that should be applied. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal year. We currently are not involved with any collaborative arrangements and anticipate no impact from the implementation of EITF 07-01.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt this standard on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) will have a material impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will significantly change the accounting for and reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have a material impact on its results of operations or financial position.

The FASB and the Securities and Exchange Commission (“SEC”) have issued certain other accounting pronouncements as of December 31, 2007, that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2007 and 2006 or that they will have a significant effect at the time they become effective.

ITEM 7.	FINANCIAL STATEMENTS

For a list of the financial statements filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this annual report.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Treasurer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Treasurer and Vice President, Finance, concluded that our disclosure controls and procedures as of that date were effective to ensure that information required to be disclosed in the reports filed under the Securities and Exchange Act was recorded, processed, summarized and reported on an accurate and timely basis. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

As a non-accelerated filer with a fiscal year end of December 31, we began complying with certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending December 31, 2007. We believe that our present internal control program has been effective at a reasonable assurance level to ensure that our financial reporting has not been materially misstated. Nonetheless, during the remaining periods through December 31, 2008, we will review, and where necessary, enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program, including implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 required for an accelerated filer.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended). Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including our Chief Executive Officer and our Treasurer and Vice President, Finance, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2007 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC.

ITEM 8B. OTHER INFORMATION

None.

Part III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item will be contained in our 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in our 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our 2008 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 13.	EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 27, 2006 by and among Cougar Biotechnology, Inc., SRKP 4, Inc. and SRKP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006)

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 our Registration Statement on Form 10SB filed on August 3, 2005)

3.2	Certificate of Merger relating to the merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.3	Certificate of Ownership relating to the merger of Cougar Biotechnology, Inc. with and into SRKP4, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report Form 8-K dated April 3, 2006 and filed on April 7, 2006)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 31, 2006 and filed on April 6, 2006)

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10SB filed on August 3, 2005)

Exhibit No.	Description
4.1	Specimen common stock certificate

4.2	Form of Warrant relating to the sale of promissory notes in June 2005 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form SB-2 (File No.: 333-133779) filed May 3, 2006)

4.3	Schedule identifying holders of warrants issued to certain noteholders in the form of Warrant incorporated by reference to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-QSB filed on August 16, 2006)

4.4	Form of Warrant relating to the sale of convertible bridge notes in November 2005 and January 2006 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.5	Form of Warrant issued in relation to guaranty of credit facility (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.6	Form of Warrant issued to placement agents in connection with offering of convertible bridge notes (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

4.7	Form of Warrant issued to placement agents in connection with April 3, 2006 private placement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-QSB filed on August 16, 2006)

10.1	Stock Purchase Agreement with Horizon BioMedical (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

10.2	Employment Agreement with Alan H. Auerbach dated September 28, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed October 2, 2006)

10.3	Scientific Advisory Agreement with Dr. Arie Belldegrun dated December 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

10.4	Amendment to Scientific Advisory Agreement with Dr. Belldegrun dated August 24, 2004 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

10.5	Letter Agreement with Charles R. Eyler dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2007)

10.6	Employment Offer Letter to Dr. Gloria Lee dated October 21, 2004 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006)

10.7	License Agreement with BTG International Ltd dated March 23, 2004 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on January 18, 2007)*

10.8	Exclusive License Agreement with Emory University dated February 23, 2004 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006)*

10.9	First Amendment to License Agreement made and entered into June 2, 2004 with Emory University (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006)*

10.10	License Agreement with LEO Pharma A/S dated June 27, 2005 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006)*

Exhibit No.	Description
10.11	Summary terms of non-employee director compensation program (as amended through June 11, 2007) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 15, 2007)

10.12	2003 Stock Option Plan (as amended through March 2, 2007) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 15, 2007)

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 12, 2006)

10.14	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (SEC File No.: 333-140673) filed on February 13, 2007)

10.15	Indemnity Agreement dated April 3, 2006 by and among SRKP 4, Inc., Cougar Biotechnology, Inc., Richard A. Rappaport and Anthony C. Pintsopoulos (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2006)

10.16	Form of Subscription Agreement dated April 3, 2006 entered into with investors in April 3, 2006 private placement offering (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006)

10.17	Restricted Stock Agreement dated December 29, 2006 with Arie Belldegrun (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 8, 2007)

10.18	Form of Securities Purchase Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2007)

10.19	Form of Registration Rights Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2007)

10.20	Letter Agreement dated as of March 16, 2007 with Dr. Arturo Molina (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 3, 2007)

10.21	Letter Agreement dated as of September 5, 2007 with Dr. Samuel R. Saks (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2007)

10.22	Assignment, Assumption and Consent dated July 24, 2007 with L’ETAT FRANCAIS, as represented by the Consulate General of France (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed on November 13, 2007)

10.23	Lease between Douglas Emmett 1997, LLC and L’Etat Francais dated September 29, 1989, as amended (assumed by Cougar Biotechnology, Inc. on July 24, 2007) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed on November 13, 2007)

10.24	Stand-by letter of credit collateralized by a certificate of deposit held by Wells Fargo Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed on November 13, 2007)

10.25	Form of Securities Purchase Agreement dated December 14, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2007)

10.26	Form of Registration Rights Agreement dated December 14, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2007)

Exhibit No.	Description
23.1	Consent of J.H. Cohn LLP (filed herewith)

24.1	Power of Attorney (included on signature page hereof)

31.1	Certification of Chief Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Cougar Biotechnology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

COUGAR BIOTECHNOLOGY, INC.

By:	/s/ ALAN H. AUERBACH
Name:	Alan H. Auerbach
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

The undersigned constitutes and appoints Alan H. Auerbach and Charles R. Eyler, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Cougar Biotechnology, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN H. AUERBACH Alan H. Auerbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008

/s/ CHARLES R. EYLER Charles R. Eyler	Vice President, Finance, and Treasurer (Principal Accounting and Financial Officer)	March 28, 2008

/s/ ARIE S. BELLDEGRUN, M.D. Arie S. Belldegrun, M.D.	Director	March 28, 2008

/s/ SAMUEL R. SAKS, M.D. Samuel R. Saks, M.D.	Director	March 28, 2008

/s/ HAROLD J. MEYERS Harold J. Meyers	Director	March 28, 2008

/s/ MICHAEL S. RICHMAN Michael S. Richman	Director	March 28, 2008

/s/ RUSSELL H. ELLISON, M.D. Russell H. Ellison, M.D.	Director	March 28, 2008

/s/ THOMAS R. MALLEY Thomas R. Malley	Director	March 28, 2008

COUGAR BIOTECHNOLOGY, INC.

(A Development Stage Enterprise)

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets December 31, 2007 and 2006	F-3

Statements of Operations For the Years Ended December 31, 2007 and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2007	F-4

Statements of Stockholders’ Equity (Deficiency) For the Years Ended December 31, 2007 and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2007	F-5/7

Statements of Cash Flows For the Years Ended December 31, 2007 and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2007	F-8/9

Notes to Financial Statements	F-10/30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cougar Biotechnology, Inc.

We have audited the accompanying balance sheets of Cougar Biotechnology, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from May 14, 2003 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cougar Biotechnology, Inc. (A Development Stage Enterprise) as of December 31, 2007 and 2006, and its results of operations and cash flows for the years then ended and for the period from May 14, 2003 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ J.H. Cohn LLP

San Diego, California

March 27, 2008

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$96,335,893	$14,129,911
Investment securities available-for-sale, at fair value	39,001,651	16,679,802
Prepaid expenses and other assets	1,301,102	1,195,055

Total current assets	136,638,646	32,004,768

Property and equipment, net	454,265	166,360
Restricted certificate of deposit	1,016,317	—
Deposits	197,321	160,000

Total assets	$138,306,549	$32,331,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,204,986	$426,778
Accrued expenses	2,369,555	1,713,838

Total current liabilities	3,574,541	2,140,616

Deferred rent	53,150	44,399

Total liabilities	3,627,691	2,185,015

Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2007, and 9,486,752 shares issued and outstanding at December 31, 2006	—	39,506,779

Commitments and contingencies

Stockholders’ equity (deficiency):
Common stock—$.0001 par value; 100,000,000 shares authorized; 20,526,571 shares issued and outstanding at December 31, 2007 and 4,804,075 shares issued and outstanding at December 31, 2006	2,053	480
Additional paid-in capital	189,745,702	13,850,087
Deficit accumulated during the development stage	(55,068,897)	(23,211,233)

Total stockholders’ equity (deficiency)	134,678,858	(9,360,666)

Total liabilities and stockholders' equity (deficiency)	$138,306,549	$32,331,128

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2007
Operating expenses:
General and administrative	$6,786,460	$3,926,795	$13,599,608
Research and development	27,277,214	6,698,515	42,173,700
Depreciation and amortization	82,852	30,593	117,242

Totals	34,146,526	10,655,903	55,890,550

Loss from operations	(34,146,526)	(10,655,903)	(55,890,550)

Other income (expenses):
Interest income	2,775,204	1,244,407	4,057,117
Interest expense	—	(1,012,661)	(1,311,895)
Other expense	(486,342)	(1,437,227)	(1,923,569)

Totals	2,288,862	(1,205,481)	821,653

Net loss	(31,857,664)	(11,861,384)	(55,068,897)

Accretion of dividends on preferred stock	(309,863)	(1,273,633)	(1,583,496)
Accretion of issuance costs on preferred stock	(80,980)	(364,413)	(445,393)

Net loss applicable to common stock	$(32,248,507)	$(13,499,430)	$(57,097,786)

Net loss per common share—basic and diluted	$(2.17)	$(3.10)

Weighted-average common shares outstanding—basic and diluted	14,887,723	4,357,681

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

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

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Option compensation for employees	—	$—	$1,947,180	$—	$1,947,180
Option compensation for non-employees	—	—	5,089,198	—	5,089,198
Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	189,671	19	853,501	—	853,520
Warrants exercised for cash at $8.28 per warrant	56,248	6	465,728	—	465,734
Cashless exercise of warrants	412,462	41	(41)	—	—
Exercise of stock options	13,588	2	61,144	—	61,146
Series A Preferred Stock conversion to common stock	9,486,752	949	38,313,177	—	38,314,126
Accretion of dividends on redeemable convertible preferred stock	—	—	(309,863)	—	(309,863)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(80,980)	—	(80,980)
Issuance of shares of common stock through private placement at $ 20.00 per share	2,500,000	250	46,845,941	—	46,846,191
Issuance of shares of common stock through private placement at $ 29.00 per share	3,000,000	300	81,690,215	—	81,690,515
Issuance of common stock for preferred stock dividend payment	63,775	6	1,020,415	—	1,020,421
Net loss	—	—	—	(31,857,664)	(31,857,664)

Balance at December 31, 2007	20,526,571	$2,053	$189,745,702	$(55,068,897)	$134,678,858

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2007
Operating activities:
Net loss	$(31,857,664)	$(11,861,384)	$(55,068,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,852	30,593	117,242
Option compensation for non-employees	5,089,198	851,048	6,400,079
Stock issued for compensation—non-employees	—	84,888	84,888
Option compensation for employees	1,947,180	870,586	2,817,766
Common stock issued for accrued interest	—	13,048	13,048
Preferred stock issued for accrued interest	—	117,429	117,429
Common stock issued for liquidated damages	453,434	801,496	1,254,930
Stock issued for compensation—employees	—	—	131,625
Amortization of discount on notes payable	—	376,709	486,782
Amortization of debt issuance costs	—	612,993	702,591
Accrual of deferred rent	8,751	10,648	19,399
Amortization of discount on investments	(513,182)	(37,780)	(550,962)
Other	—	29,366	97,366
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(143,368)	(1,078,994)	(1,498,423)
Accounts payable and accrued expenses	1,834,011	13,302	3,974,627

Net cash used in operating activities	(23,098,788)	(9,166,052)	(40,996,510)

Investing activities:
Purchase of short-term investments	(51,408,667)	(16,642,022)	(68,050,689)
Proceeds from maturities of short-term investments	29,600,000	—	29,600,000
Purchases of equipment	(370,757)	(154,621)	(537,756)
Purchase of restricted certificate of deposit	(1,016,317)	—	(1,016,317)

Net cash used in investing activities	(23,195,741)	(16,796,643)	(40,004,762)

Financing activities:
Net proceeds from issuance of preferred stock	—	33,526,368	33,526,368
Net proceeds from issuance of common stock	128,536,706	3,725,152	137,262,608
Net proceeds from exercise of warrants	465,734	—	465,734
Net proceeds from exercise of options	61,146	—	61,146
Preferred stock dividends paid	(563,075)	—	(563,075)
Payment of debt issuance costs	—	(134,778)	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	(50,000)	(50,000)
Proceeds from issuance of convertible notes payable	—	2,585,000	6,145,120
Net borrowings (payments) under line of credit	—	(600,000)	—

Net cash provided by financing activities	128,500,511	39,051,742	177,337,165

Net increase in cash and cash equivalents	82,205,982	13,089,047	96,335,893
Cash and cash equivalents, beginning of period	14,129,911	1,040,864	—

Cash and cash equivalents, end of period	$96,335,893	$14,129,911	$96,335,893

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2007

	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2007
Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$38,314,126	$—	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$400,086	$—	$400,086

Issuance of common stock for preferred stock dividend payment	$1,020,421	$—	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$614,512	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$5,530,608	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$95,000	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$855,000	$855,000

Value of warrants charged to debt and note issuance costs	$—	$89,137	$303,553

Value of warrants issued with notes payable	$—	$178,275	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$33,751	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$239,328	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$2,160,672	$2,160,672

Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$1,195,927	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$680,004	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$12,588	$27,390

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

Basis of Presentation:

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2007, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. Accordingly, the accompanying financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has reported a net loss of $31,857,664 and negative cash flows from operating activities of $23,098,788 for the year ended December 31, 2007. The net loss from date of inception, May 14, 2003, to December 31, 2007 amounted to $55,068,897. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through at least 2011.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing. Through December 31, 2007, a significant portion of its financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development through 2009 and into 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

Note 2—Merger with Public Company:

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into a “reverse merger” transaction whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of .38411. All share and per share information in the financial statements has been restated to retroactively reflect the conversion ratio of .38411. In consideration for their shares of the Company’s pre-merger capital stock and, in accordance with the Merger Agreement, the Company’s stockholders received an aggregate of 4,607,105 shares of SRKP common stock and 9,486,752 shares of SRKP’s newly designated Series A Convertible Preferred Stock. Upon completion of the Merger and the Redemption (as defined below), the Company’s stockholders held 100% of SRKP capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of the Company’s capital stock outstanding immediately prior to the Merger, which constitute, on a fully-diluted basis, the rights to acquire an aggregate of 2,327,299 shares of SRKP common stock. Subsequent to the Merger, the holders of the Company’s capital stock held the same percentage of the Company’s capital stock after effectiveness of the Merger as they held immediately prior to the Merger.

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

Contemporaneously with the closing of the Merger, pursuant to the terms of a Redemption Agreement dated February 27, 2006 by and among SRKP’s then-current stockholders, SRKP completed a redemption of an aggregate of 2,700,000 shares of common stock (the “Redemption”) from such former stockholders for consideration of an aggregate of $200,000 less the aggregate amount of fees, costs and expenses of attorneys, accountants and other service providers incurred by SRKP on or prior to the effective time of the Merger and an aggregate of $12,500 to be paid to such former stockholders on a pro rata basis in satisfaction of loans made by such individuals to SRKP. The 2,700,000 shares constituted all of the issued and outstanding shares of SRKP’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

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

Cash and Cash Equivalents:

The Company considers all highly-liquid investments with an initial maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities:

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all securities as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. These securities are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity (deficiency) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Interest income is recognized when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented. The amortization and accretion of any premiums and discounts, interest income and realized gains and losses are included in interest income on the statements of operations.

Fair Value of Financial Instruments:

For financial instruments consisting of cash and cash equivalents, prepaid expenses, and accounts payable included in the Company’s balance sheets, carrying amounts reasonably approximate fair values due to their short maturities. Estimated fair values of investment securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Property and Equipment:

Property and equipment are recorded at cost and depreciated over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are recorded at cost and amortized over the shorter of their useful lives or the term of the lease by use of the straight-line method. Maintenance and repair costs are charged to operations as incurred.

Research and Development:

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on behalf of the Company, contract organizations for pre-clinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Concentration of Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation insured limit at December 31, 2007, was approximately $98,106,000. The Company invests its excess cash primarily in marketable debt securities of financial institutions, other corporations, and government agencies with strong credit ratings. The Company has adopted an investment policy that includes guidelines related to diversification and maturities to maintain safety and liquidity. Accordingly, the Company does not believe it is exposed to any significant credit risk.

Stock-Based Compensation:

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity—based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified stock options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. During the year ended December 31, 2006, the Board of Directors approved an increase in the number of shares reserved from 1,344,385 to 2,344,385. On March 2, 2007, the Board of Directors approved an increase in the number of shares reserved from 2,344,385 to 3,344,385. The Company’s stockholders approved these increases at their annual meeting held on June 11, 2007.

As required, the Company adopted SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) on January, 1, 2006. SFAS 123R requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). SFAS 123R eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant.

The Company adopted SFAS 123R using the modified-prospective method and, accordingly, financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of the SFAS 123R fair value method had and will continue to have a material impact on the Company’s results of operations, although it will have no impact on the Company’s cash flows or overall financial position. Under SFAS 123R, employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based expense the Company recorded in 2007 was based largely upon the amortization of costs for awards granted in 2007 and amounts related to unvested options granted in prior periods that vested in 2007. As SFAS 123R includes further guidance on the assumptions to be used in the stock option-pricing models, the Company expects to have differences between the expenses the Company would have recognized under the pro forma disclosures required by SFAS 123 and the expense the Company will recognize under SFAS 123R. Because of the variability in the assumptions to be used in the valuation of stock options the Company granted in 2007 and the variability in the quantity and other terms of stock-based awards the Company may issue in the future, the Company’s ability to predict future stock-based compensation expense is limited. The amount recognized in the financial statements related to employee stock-based compensation was $1,947,180 and $870,586 for the years ended December 31, 2007 and 2006, respectively, and was included in general and administrative and research and development expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on average expected volatilities of a sampling of six companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. As the Company has so far only awarded “plain vanilla options,” as determined by Staff Accounting Bulletin (“SAB”) No. 107, the Company used the “simplified method” for determining the expected life of the options granted. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123R does not allow companies to account for option forfeitures as occurred. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the years ended December 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	78%	72%
Risk-free interest rate	4.7%	4.7%
Expected life	6.2 years	5.8 years

Activity with respect to the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period-ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and
December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year-ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02	8.15	$62,385,010

Exercisable at December 31, 2007	1,205,657	$3.19	7.40	$35,578,435

At December 31, 2007, total unrecognized estimated employee compensation cost related to unvested stock options granted prior to that date was $9,594,604, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $20.44 per share.

In accordance with the provisions of SFAS 123 and EITF 96-18, all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Company’s Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on fair value of the equity instruments issued (unless fair value of the consideration received can be more reliably measured). The fair value of any options issued to non-employees is recorded in expense and additional paid-in capital in stockholders’ equity (deficiency) or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period.

During the years ended December 31, 2007 and 2006, the Company recognized expenses of $5,089,198 and $851,048, respectively, relating to the granting of options to non-employees for services and such expenses are included in the accompanying statements of operations. Approximately $749,270 of the option expense for the year ended December 31, 2006 represents the effect of options granted during such period, which is when the services were provided. The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at December 31, 2007 and 2006:

	2007	2006
Dividend yield	0%	0%
Expected volatility	78%	75%
Risk-free interest rate	4.0%	4.7%
Contractual term	8.5 years	4 years

The price volatility for the calculation of the fair value of options granted to non-employees was computed by using the average historical volatility of public companies in the same industry in which the Company operates as discussed above in the section regarding employee stock option weighted average assumptions.

Income Taxes:

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on the results of operations or financial position for 2006 (See Note 17).

Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share”. For the purpose of determining basic net loss per common share, dividends and accreted issuance costs on preferred stock have been added to net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because the assumed conversion of Series A Convertible Preferred Stock, in 2006, and the exercise of the Company’s outstanding options and warrants would have been anti-dilutive since the Company has reported a net loss in both 2007 and 2006. Potentially dilutive securities excluded from the calculations amounted to 3,061,297 shares for the year ended December 31, 2007, comprised of 2,527,962 shares issuable upon exercise of options and 533,335 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 12,546,962 shares for the year ended December 31, 2006, comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,872,556 shares issuable upon exercise of options and 1,187,654 shares issuable upon exercise of warrants.

Debt and Note Issuance Costs and Debt Discounts:

Debt and note issuance costs related to obtaining the line of credit and the issuance of notes and debt discounts attributable to the value of warrants issued with the notes were amortized to interest expense over the terms of the related debt instruments on a straight-line basis, which approximates the effective interest method.

Warrants Issued with Debt Instruments:

In November 2005 and January 2006, the Company issued convertible bridge notes and warrants. Since the conversion of the bridge notes could have resulted in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), the Company was prohibited from concluding that the Company had sufficient authorized and un-issued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date convertible notes were issued, the Company recorded the related fair value of the warrants to liabilities. Further, on that date, the fair value of outstanding non-employee options were reclassified from additional paid-in capital in equity to current liabilities. Additionally, the Company retroactively revalued warrants issued in June 2005 to fair value in accordance with EITF 00-19. The fair value of all warrants was based on the Black-Scholes option-pricing model and marked to market at the end of each reporting period in which a change in fair value occurred. Changes in the fair value of warrants was recorded as interest expense. As a result of the change in valuation methods for the warrants issued in 2006 and 2005, a credit of $68,634 was recorded in 2006.

For warrants and convertible notes payable issued in January 2006, the Company accounted for the value of the warrants arising from the issuance of debt instruments, pursuant to EITF 00-19, by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible notes to stock on April 3, 2006, the Company no longer had equity instruments that could result in conversion into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-capital on the balance sheet.

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the money at the commitment date pursuant to the consensus of EITF Issue No. 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants included in the exchange based on the fair values of the warrants and the debt instruments as explained above. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital or liabilities and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

Deferred Rent:

The Company has entered into an operating lease agreements for its corporate offices that contain provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying balance sheets. Additionally, the Company recorded as deferred rent the cost of leasehold improvements to the office paid by the landlord which is amortized on a straight-line basis over the term of the lease.

Recently Issued Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP which is expected to make the measurement of fair value more consistent and comparable. The Company will adopt SFAS 157 on January 1, 2008 for all financial assets and liabilities and recurring non-financial assets and liabilities that are carried at fair value. Adoption of SFAS 157 for all non-recurring non-financial assets and liabilities that are carried at fair value (such as in the determination of impairment of fixed assets or goodwill) will occur on

January 1, 2009. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management does not expect the adoption of SFAS 159 to have a material impact on the Company’s results of operations or financial position.

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). This Issue addresses an issuer’s accounting for the nonrefundable portion of advance payments for future goods or services. This Issue specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of EITF 07-03 to have a material impact on the Company’s results of operations or financial position.

In September 2007, FASB issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). This Issue affects entities that have entered into arrangements which are not conducted through a separate legal entity. The EITF reached a conclusion that a collaborative arrangement is within the scope of EITF 07-01 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. The EITF also reached a conclusion that transactions with third parties ( i.e. , revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” or other applicable generally acceptable accounting principle applied consistently. The EITF also concluded that the equity method of accounting under APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-01 will be effective for periods that begin after December 15, 2008 and be accounted for as a change in accounting principle through retrospective application. Management does not expect the adoption of EITF 07-01 to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt this standard on January 1, 2009. Earlier adoption is prohibited. Management does not expect the adoption of SFAS 141(R) will have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management does not expect the adoption of SFAS 160 will have a material impact the Company’s results of operations or financial position.

FASB and the Securities and Exchange Commission, (“SEC”), had issued certain other accounting pronouncements as of December 31, 2007 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2007 and 2006 or that they will have a significant effect at the time they become effective.

Note 4—Investment Securities:

Investment securities are comprised entirely of marketable debt securities of financial institutions and other corporations. The fair value of investment securities by contractual maturity was as follows at December 31:

	Maturity in Years	2007	2006
Commercial paper	1 or less	$9,368,546	$—
Asset backed securities	1 or less	7,470,852	1,885,615
Corporate debt securities	1 or less	20,117,047	9,736,485
Tradeable certificate of deposits	1 or less	2,045,206	5,057,702

Total available-for-sale securities		$39,001,651	$16,679,802

The fair value of investment securities at December 31, 2007 approximated cost. No gains or losses were realized during the years ended December 31, 2007 or 2006.

Note 5—Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consisted of the following at December 31:

	2007	2006
Product manufacturing	$550,000	$823,707
Clinical investigational services	699,374	275,221
Prepaid rent	—	18,671
Other	51,728	77,456

Totals	$1,301,102	$1,195,055

Note 6—Property and Equipment:

Property and equipment consisted of the following at December 31:

	2007	2006
Furniture and fixtures	$154,502	$98,803
Computer equipment	161,588	68,196
Leasehold improvements	255,417	33,751

	571,507	200,750
Less: accumulated depreciation and amortization	(117,242)	(34,390)

Totals	$454,265	$166,360

Note 7—Accrued Expenses:

Accrued expenses consisted of the following at December 31:

	2007	2006
Accrued research and development costs	$1,586,301	$1,060,972
Liquidated damages (See Note 19)	—	424,732
Accrued compensation	561,985	191,157
Other	221,269	36,977

Totals	$2,369,555	$1,713,838

Note 8—Private Placement and Other Offering:

On April 3, 2006, immediately prior to the reverse acquisition of SRKP, the Company completed a private placement offering of 8,803,332 units at a price per unit of $4.50, each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock, in consideration of gross proceeds of $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Redeemable Convertible Preferred Stock (“Series A”) and 880,334 shares of its common stock to investors in the offering. Cowen and Company (“Cowen”) and Paramount BioCapital, Inc. (“Paramount”), of which Lindsay A. Rosenwald, M.D., a director of the Company until July 2007 and stockholder of the Company, serves as Chairman and Chief Executive Officer, acted as placement agents in the offering. Cowen and Paramount are each registered as a broker-dealer. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants was determined using the Black-Scholes option pricing model and was approximately $2,400,000, of which $2,160,672 and $239,328 were applicable to Series A and common stock, respectively. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company, together with payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock to be issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company has no obligation to settle any exercise of the placement agent or other warrants in cash or registered shares; the Company intends to settle only in unregistered shares. The Company has provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Additionally, on terms similar to those in the offering, the Company sold 13,322 shares of common stock and 119,895 shares of Series A in consideration of cash proceeds in the amount of approximately $600,000 to Dr. Rosenwald. In addition to the placement fees, the gross proceeds from the private placement and the related offering were reduced by reimbursable expenses associated with the placement totaling approximately $76,000, of which $26,000 was paid to Paramount, and other fees totaling approximately $147,000. The net proceeds of the offering totaled $37,251,520, of which $33,526,368 was allocated to the Series A and $3,725,152 was allocated to the common stock. As a result, the Series A was initially recorded at $31,356,696, which was comprised of the allocated proceeds less the fair value of the warrants applicable to the Series A of $2,160,672. The $4,858,834 difference between the par value of the Series A and the amount initially recorded represents issuance cost that was accreted over the period from the date of sale to the date it was converted to common stock.

On May 2, 2007, the Company entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company agreed to sell a total of 2,500,000 shares of common stock in a private placement offering (the “May Offering”) at a price of $20.00 per share, for gross proceeds of $50,000,000 before deducting selling commissions and expenses. The May Offering closed on May 8, 2007. In connection with the May Offering, on April 29, 2007, the Company entered into a letter agreement with Leerink Swann LLC (“Leerink”) whereby Leerink agreed to act as placement agent in connection with the placement of the common shares. In consideration for Leerink’s services, the Company agreed to pay Leerink an aggregate cash commissions equal to 6% of the gross cash proceeds from the May Offering, or approximately $3 million (the “Placement Fee”). The Company also paid Leerink $50,000 as a non-accountable, reimbursement allowance.

Additionally, the Company agreed to pay Paramount a fee equal to 0.3% of the gross proceeds from the May Offering, or $150,000 (the “Waiver Fee”), in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent pursuant to an October 6, 2005 agreement, as amended, between the Company and Paramount. Leerink agreed to reduce the Placement Fee by an amount equal to 50% ($75,000) of the Waiver Fee.

Pursuant to the May Offering, the Company agreed to file a registration statement covering resale of the shares sold in the May Offering within 30 days following the closing date of the May Offering, and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date of the May Offering, or, in the event the SEC reviewed the registration statement, within 90 days after such closing date. In the event the Company did not file the registration statement within the required timeframe or, after the registration statement became effective, such registration ceases to be effective and the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company would be required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors. The registration statement was filed with the SEC on May 29, 2007 and was declared effective on June 8, 2007.

On December 14, 2007, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company agreed to sell in a private placement offering an aggregate of 3,000,000 shares of its common stock at a price of $29.00 per share (the “December Offering”), resulting in aggregate gross proceeds of $87,000,000, before deducting selling commissions and expenses. The December Offering closed on December 21, 2007. In connection with the December Offering, the Company engaged Leerink as its sole lead placement agent. In addition, the Company engaged Cowen and Lazard Frères & Co. LLC as co-placement agents. In consideration for their services, the Company agreed to pay to the placement agents an aggregate cash fee equal to 6% of the total gross proceeds received by the Company from the sale of the common stock. The Company also paid the placement agents $48,528 in reimbursable expenses. The Company agreed to pay Paramount a fee equal to 8.0% of the aggregate placement fee from the December Offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the December Offering pursuant to an October 6, 2005 agreement, as amended, between the Company and Paramount.

Pursuant to the December Offering, the Company agreed to file a registration statement covering resale of the shares sold in the December Offering within 30 days following the closing date of the December Offering, and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date of the December Offering, or, in the event the SEC reviewed the registration statement, within 90 days after such closing date. In the event the Company did not file the registration statement within the required timeframe or, after the registration statement became effective, such registration ceases to be effective and the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company would be required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors. The registration statement was filed with the SEC on January 9, 2008 and was declared effective on January 25, 2008.

Note 9—Series A Redeemable Convertible Preferred Stock:

On April 3, 2006, in connection with the private placement and the sale to Dr. Rosenwald (see Note 8) and debt conversion (see Note 15), the Company issued 9,486,752 shares of Series A Redeemable Convertible

Preferred Stock, the terms of which are set forth in a Certificate of Designation for the Series A filed with the Secretary of State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A had a stated value of $4.50 per share. Commencing on the date of issue, holders of the Series A are entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at a rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Among other rights, in the event of a liquidation, dissolution or winding up of the Company, holders of Series A were entitled to receive an amount equal to the greater of the stated value plus an amount equal to all accrued and unpaid dividends and the amount such holders would have been entitled to receive upon such liquidation event had the Series A been converted immediately prior to such liquidation event.

Pursuant to Rule 5-02.28 of Regulation S-X, the SEC requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date, (2) at the option of the holder, or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes the initial carrying amount of redeemable preferred stock should be its fair value at date of issue. If redeemable currently the security should be adjusted to its redemption amount at each balance sheet date. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features or for which ultimate payment is not solely within the control of the registrant. As noted in EITF Topic D-98: “Classification and Measurement of Redeemable Securities”, paragraph 15 (“Topic D98”), “If the security is not redeemable currently (for example, because a contingency has not been met), and it is not probable that the security will become redeemable, subsequent adjustment is not necessary until it is probable that the security will become redeemable”.

Management determined that the redemption of the Series A was outside of the Company’s control thus requiring the Company to record the Series A outside of permanent equity. The Series A was not redeemable and that the mandatory redemption of the Series A was not probable at December 31, 2006. Therefore, the Company had recorded the Series A outside of permanent equity at its fair value at date of issuance and in accordance with guidance from Topic D98 did not believe an adjustment from the carrying amount to the redemption amount was required at December 31, 2006.

During the year ended December 31, 2007, 801,230 shares of Series A were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A totaling $3,228,957 was reclassified from Series A to common stock and additional paid-in capital.

The terms of the Series A provided that each share was required to be automatically converted into fully paid non-assessable shares of common stock at the then-effective conversion rate in the event that the closing price of the Company’s common stock exceeded 200% of the conversion price of the Series A for 20 consecutive trading days. As of the close of business on March 8, 2007, the Company’s common stock had traded on the OTC Bulletin Board (“OTCBB”) in excess of 200% of the Series A conversion price for 20 consecutive trading days. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A outstanding were converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A totaling $35,085,169 was reclassified from Series A to common stock and additional paid-in capital.

Note 10—Preferred Stock Dividends:

Pursuant to the Certificate of Designation of Series A, commencing on the date issued, the holders were entitled to receive cumulative dividends on each share of Series A payable at the election of the Company in-kind or in cash, at a rate of 4% per annum of the stated value, payable in arrears on each anniversary of the original issuance date, April 3, 2006 (“Payment Date”). If the Company did not elect on or before any Payment Date to pay the accrued dividends in cash, the dividends were to be automatically paid in-kind. The Company elected to pay the accrued dividends in cash. However, the Company offered each stockholder the option of receiving the payment in unregistered shares of the Company’s common stock at a price of $16.00 per share, the closing price of the Company’s common stock on the OTCBB on March 8, 2007. As a result of the mandatory conversion on March 8, 2007, dividends on Series A ceased accruing at such time. Cumulative dividends in the amount of $1,583,496, or $0.167 per share, were paid through December 31, 2007 and were comprised of $563,075 in cash and $1,020,421, or 63,775 shares, of the Company’s common stock. Prior to the conversion of Series A Preferred Stock, dividends payable were included in Series A in the accompanying balance sheets.

Note 11—Common Stock:

The Company issued 1,632,468 shares of common stock to investors during May 2003 for $750,000 at $0.4595 per share. Additionally, in May 2003, 288,083 shares were issued to an officer of the Company at $0.0026 per share for a total of $750 in cash. The Company recorded compensation expense of $131,625 for the difference between the fair value of the shares ($0.4595 per share) and the amount paid.

In March 2004, the Company issued 1,632,470 shares of common stock for $4,250,000 at $2.60 per share.

In April 2006, the Company issued 893,656 shares of common stock for $3,725,152 at $4.50 per share in conjunction with the private placement offering of units (see Note 8). Additionally in April 2006, 160,428 shares were issued through debt conversion at $4.50 per share for an aggregate of $722,560.

In December 2006, the Company issued to certain investors in its April 2006 private placement an aggregate of 178,106 shares of unregistered common stock valued at $4.50 per share in lieu of an aggregate of $801,496 in compensatory cash payments it would otherwise have been required to make under the liquidating damages provision of the stock subscription agreement (see Note 19).

On December 29, 2006, the Company modified a stock option grant for 38,411 shares, increasing the exercise price of the stock option from $0.39 to $2.60 in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. In order to compensate the consultant for the increased exercise price, the Company agreed to issue 18,864 shares of restricted common stock, all of which vested on January 2, 2007, valued at $4.50 per share.

During February 2007, 801,230 shares of Series A were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A totaling $3,228,957 was reclassified from Series A to common stock and additional paid-in capital.

As of the close of business on March 8, 2007, the Company’s common stock had traded on the OTCBB for 20 consecutive trading days in excess of 200% of the Series A conversion price. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A outstanding were converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A totaling $35,085,169 was reclassified from Series A to common stock and additional paid-in capital.

In the first quarter of 2007, the Company issued 189,671 shares of common stock at $4.50 per share for payment of liquidated damages totaling $853,520.

In connection with the May Offering, the Company issued 2,500,000 shares of common stock at $20.00 per share for net proceeds of $46,846,191.

In May 2007, the Company issued 63,775 shares of common stock at $16.00 per share for payment of preferred stock dividends in lieu of cash totaling $1,020,421.

In connection with the December Offering, the Company issued 3,000,000 shares of common stock at $29.00 per share for net proceeds of $81,690,515.

During the year ended December 31, 2007, warrant holders exercised their right to purchase 56,248 shares of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from exercise of the warrants for the year ended December 31, 2007 were $465,734. Additionally, during the year ended December 31, 2007, the Company issued 412,462 shares of common stock to warrant holders who executed a cashless exercise.

During the year ended December 31, 2007, stock option holders exercised their right to purchase 13,588 shares of the Company’s common stock at an exercise price of $4.50 per share. Proceeds from the exercise of the warrants for the year ended December 31, 2007 were $61,146.

Note 12—Line of Credit:

On July 15, 2005, the Company entered into a credit facility with a commercial bank that allowed for borrowing under a line of credit of up to $1,000,000. Interest was charged monthly at (i) the bank’s prime rate minus 0.5% or (ii) LIBOR plus 0.75% per annum. The credit facility balance outstanding and any unpaid interest were due and payable on June 30, 2006. The line of credit was repaid in full and cancelled in April 2006. The credit facility was guaranteed by Dr. Lindsay A. Rosenwald, a beneficial stockholder who was then a director of the Company. In return for such guaranty, the Company was obligated to grant Dr. Rosenwald a warrant to purchase shares of the Company’s common stock based on the highest amount borrowed against the line of credit. The highest balance borrowed under this credit facility totaled $600,000. In February 2006, the Company issued to Dr. Rosenwald a warrant with a five-year term to purchase 31,732 shares of Company common stock at an exercise price of $8.28 per share. The warrant issued for guaranteeing the credit facility was valued at $91,041 using the Black-Scholes option-pricing model and was recorded as debt issuance costs. The option pricing model assumed a risk-free interest rate of 4.33%, a five-year term and stock volatility of 72%. The warrant may be exercised by the holder in whole or in part by written notice of exercise delivered to the Company, together with the warrant and payment of the warrant exercise price for such warrant. The warrant does not include any cashless exercise or redemption provisions. The warrant (and common stock issuable upon exercise thereof) is not registered and includes restrictions upon transfer. The Company has no obligation to settle any exercise of the warrant in cash or registered shares; management intends to settle such exercise only in unregistered shares. The Company provided the warrant holder demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrant.

Note 13—Notes Payable:

On June 30, 2005, the Company issued unsecured promissory notes with attached warrants to six individuals, including Dr. Arie Belldegrun, a member of the Company’s Board of Directors, for aggregate proceeds of $1,000,000. The note issued to Dr. Belldegrun totaled $675,000. The promissory notes bore interest at 5.75%. The promissory notes and all unpaid interest were required to be repaid by the 10th business day following the earlier of (a) closing of the private placement equity offering dated July 1, 2005, which never occurred; or (b) on demand any time after June 30, 2006. On April 3, 2006, a note payable for $50,000 plus accrued interest was paid in full and the remaining notes payable for $950,000 plus accrued interest were converted to equity (see Note 15). Warrants to purchase an aggregate of 52,887 shares of Company common stock, with a value of $130,954, were issued with the promissory notes. Of these warrants, warrants to purchase 35,699 shares of common stock were issued to the Belldegrun Children’s Trust, a trust created for the benefit of Dr. Belldegrun’s children, which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued with the promissory notes expire in five years with an exercise price of $8.28 per share and were valued at $130,954 using the Black-Scholes option-pricing model; the warrants were recorded as debt discount. The model assumed a risk-free interest rate of 4.2%, a five-year term and stock volatility of 72%. The warrants (and common stock issuable upon exercise thereof) are not registered and include restrictions upon transfer. The Company has no obligation to settle any exercise of the warrants in cash or registered shares; management intends to settle such exercise only in unregistered shares. The Company provided the warrant holders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrant.

Note 14—Convertible Notes:

On November 23, 2005, the Company sold $3,560,120 in aggregate principal amount of senior convertible notes (the “Bridge Notes”) to certain institutional and individual accredited investors (the “Bridge Offering”). As consideration for placement agent services, the Company paid cash fees of $325,958 and issued warrants to purchase an aggregate of 42,997 shares of common stock, valued at $123,375, to Paramount, which served as exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007 (the “Term”) provided, however, that the Company could have extended the Term of the Bridge Notes for one additional year (the “Extended Term”) upon notice from the Company to each holder prior to expiration of the Term. Interest accrued at the annual rate of (i) 5% during the Term and (ii) 8% during the Extended Term, if any, and was payable upon the maturity of the Bridge Notes. In addition to the Bridge Notes, investors received five-year warrants exercisable at $8.28 per share (subject to adjustments for stock splits, recapitalizations and similar events), for a number of shares of Company common stock equal to (i) 20% of the principal amount of the Bridge Notes purchased divided by $8.28 if a “Qualified Financing” was completed within 90 days of the final closing of the Bridge Offering, or (ii) 40% of the amount of Bridge Notes purchased divided by $8.28 if a Qualified Financing was not completed within 90 days of the final closing of the Bridge Offering. A “Qualified Financing” was defined as an equity financing or series of related equity financings by the Company resulting in gross cash proceeds of at least $10,000,000. The Bridge Notes and all unpaid interest were to automatically convert into the Company’s equity securities at a price equal to the lowest unit price paid upon closing of such equity financing. Warrants issued with the Bridge Notes were valued at $491,028 on the date of issuance, using the Black-Scholes option-pricing model, and were recorded as debt discount. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model. The initial valuation of warrants was computed based on 40% of the principal amount of the Bridge Notes sold divided by $8.28 which resulted in the maximum amount of debt discount. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price. The warrants are redeemable at the option of the Company if the Company’s common stock is traded on the OTCBB, NASDAQ or a national securities exchange and the common stock has had an average closing price per share over a period of 30 consecutive calendar days equal to or greater than twice the exercise price of the warrants, as adjusted, such exercise price initially having been $8.28, provided that the resale of common stock issuable upon exercise of the warrants must be registered at the time of redemption. The warrants do not include cashless exercise. Under the terms of the warrants, the Company has no obligation to settle the warrants in cash or in registered shares; the Company intends to settle only in unregistered shares of its common stock. However, the Company provided the warrant holders with demand and piggyback registration rights relating to registration of resale of the shares issuable upon exercise of the warrants.

On January 24, 2006, under the same terms as the Bridge Notes issued on November 23, 2005, the Company completed the second and final closing relating to the issuance and sale of the Bridge Notes with the issuance of Bridge Notes in the aggregate principal amount of $2,585,000. As consideration for placement agent services, the Company paid cash fees of $134,778 and issued warrants to purchase an aggregate of 31,224 shares of common stock to Paramount, the exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007. The Bridge Notes were converted to equity on April 3, 2006 (see Note 15). In addition to the Bridge Notes, the investors received five-year warrants initially exercisable at $8.28 per share for a number of shares of Company common stock equal to 20% of the principal amount of the Bridge Notes purchased divided by $8.28. The number of shares would have been 40% of the principal amount of the Bridge Notes purchased divided by $8.28 if the qualified equity placement (see Note 8) had not been completed within 90 days of the Bridge Note and warrant final closing in January 2006. Within 90 days of the Bridge Note and warrant closing in January 2006, the Company completed a qualified equity placement (see Note 8). Accordingly, warrant coverage for the November 2005 and January 2006 warrant issuances were adjusted from 40% coverage to 20% coverage. Warrants issued with the Bridge Notes were valued at $178,275, was and were recorded as debt discount. The warrants issued to the placement agents were valued at $89,137 using the Black-Scholes option-pricing model was and were recorded as debt issuance cost. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model to determine the fair value.

Note 15—Debt Conversion and Pay-off:

In conjunction with the April 3, 2006 private placement offering (see Note 8), the Company converted the aggregate principal balance totaling $6,145,120, together with accrued and unpaid interest of approximately $89,000, of the Bridge Notes (see Note 14) into 1,384,162 units at $4.50 per unit under the same terms as provided in the offering. Accordingly, the Company issued an additional 1,245,746 shares of Series A and 138,416 shares of common stock to holders of the Company’s Bridge Notes and allocated $5,530,608 and $614,512 of the value to the Series A and common stock, respectively.

Under the same conditions of the Company’s April 3, 2006 private placement offering (see Note 8), the Company also converted an aggregate of $950,000 of notes payable (see Note 13), together with accrued and unpaid interest of approximately $41,000, issued to five individuals, one of whom was Dr. Belldegrun, into 220,125 units at $4.50 per unit. Accordingly, the Company issued an additional 198,113 shares of Series A and 22,012 shares of common stock to these individuals and allocated $855,000 and $95,000 of the carrying values to Series A and common stock, respectively.

Note 16—401(k) Savings Plan:

During 2005, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. During the years ended December 31, 2007 and 2006, the Company incurred expenses of approximately $60,100 and $28,000, respectively, for employer matching contributions.

Note 17—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. Components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	Federal	State	Total
Deferred tax assets—2007:
Net operating loss carry forwards	$11,976,600	$3,663,000	$15,639,600
Research and development credits	1,582,300	576,500	2,158,800
Stock-based compensation	3,065,900	797,100	3,863,000
Accrued expenses and other	230,600	60,000	290,600

Total deferred tax assets	16,855,400	5,096,600	21,952,000
Valuation allowance	(16,855,400)	(5,096,600)	(21,952,000)

Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2006:
Net operating loss carry forwards	$5,401,600	$1,589,300	$6,990,900
Research and development credits	463,600	166,700	630,300
Stock-based compensation	714,200	185,700	899,900
Accrued expenses and other	11,500	20,600	32,100

Total deferred tax assets	6,590,900	1,962,300	8,553,200
Valuation allowance	(6,590,900)	(1,962,300)	(8,553,200)

Net deferred tax assets	$—	$—	$—

As the ultimate realization of the potential benefits of the Company’s net deferred tax assets is considered to be uncertain by management, the Company has offset the deferred tax assets with valuation allowances in 2007 and 2006. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying statements of operations to offset its pre-tax losses. The valuation allowance increased $13,398,800 in 2007 and $3,762,900 in 2006.

The reasons for the difference between the amount computed by applying the statutory federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Expected income tax benefit	$(10,831,300)	$(4,032,600)
State income tax, net of federal tax	(1,858,700)	(692,000)
Research and development credit	(1,079,800)	(167,100)
Stock issuance costs	193,700	859,700
Other	177,300	269,100

Total before valuation allowance	(13,398,800)	(3,762,900)
Change in valuation allowance	13,398,800	3,762,900

Income tax benefit	$—	$—

The Company is subject to taxation in the U.S. and the state of California. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. With the implementation of FIN 48, the Company identified one tax position that is considered “more likely than not” that a tax benefit will not be fully realized. The Company expects to realize 90% of its research and development credits and, therefore, as of December 31, 2007 and 2006 has reduced its deferred tax assets approximately $240,000 and $70,000, respectively. The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. The Company had no accrual for interest or penalties on the balance sheets at December 31, 2007 or 2006, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2007 or 2006.

At December 31, 2007, the Company had net operating loss carry forwards available to reduce future taxable income, if any, of approximately $40,322,000 and $41,437,000 for Federal and California income tax purposes, respectively. The Federal and California net operating losses, if not utilized, expire from 2023 to 2027 and 2013 to 2017, respectively. At December 31, 2007, the Company had federal and state tax credit carryforwards of approximately $1,582,000 and $576,000, respectively, that will begin to expire in 2024. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry forwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Note 18—Commitments and Contingencies:

Leases:

On October 31, 2005, the Company executed a five-year lease agreement effective February 15, 2006 for new office space that requires monthly payments of $18,671 and expires in 2011. Lease payments increase 3% annually beginning on March 1, 2007. On July 24, 2007, the Company executed a lease assumption for the period of 33 months beginning September 1, 2007 with L’Etat Francais. This lease requires monthly payments of $38,835 and expires in 2010. Concurrent with the execution of the lease assumption, the Company provided the landlord an automatically renewable stand-by letter of credit issued by Wells Fargo Bank in the amount of $1,000,000, which expires on July 31, 2008. The balance of the stand-by letter of credit will be reduced to

$850,000 on August 1, 2008 and to $400,000 on August 1, 2009. The stand-by letter of credit is collateralized by a certificate of deposit held by Wells Fargo Bank in the amount of $1,000,000, which is classified as restricted certificate of deposit on the accompanying balance sheet. Rent expense for the years ending December 31, 2007 and 2006 was $474,083 and $224,693, respectively.

Future minimum lease payments for each of the five years subsequent to December 31, 2007 are as follows:

Year Ending December 31,	Amount
2008	$720,945
2009	724,805
2010	459,189
2011	56,092

Total	$1,961,031

Consulting Agreements:

Effective June 25, 2003, the Company entered into a one-year agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays the consultant a monthly fee of $4,167. In addition, the Company will pay a one-time finder’s fee of $100,000 for each technology the Company acquires that is first introduced to the Company by the consultant. The agreement automatically extends for one-year periods unless either party terminates upon written notice to the other prior to such extension.

Effective January 1, 2004, and as amended on August 24, 2004, the Company entered into a four-year agreement with a consultant to serve as Chairman of its Scientific Advisory Board and Vice Chairman of its Board of Directors. Pursuant to the terms of the agreement, the Company pays a monthly fee of $16,667. In addition, for each new technology the Company in-licenses or otherwise acquires and which is first introduced to the Company by the consultant, the Company pays a finder’s fee equal to: (i) $50,000 for each such newly acquired technology or in-license that is undergoing or has completed Phase I clinical testing at the time of the introduction; ii) $100,000 for each newly acquired technology or in-license that is undergoing or has completed Phase II clinical testing at the time of introduction; and (iii) $150,000 for each newly acquired technology or in-license that is undergoing or has completed Phase III clinical testing at the time of the introduction. The consultant may also earn a $100,000 bonus for his assistance in raising a minimum of $5,000,000 in proceeds from the issuance of Company common stock. The consultant was also granted options to purchase 153,644 shares of Company common stock at an exercise price of $0.39 per share and 38,411 shares of Company common stock at an exercise price of $2.60, as amended, per share. With the closing of the private equity placement in April 2006, these options became fully vested. However, the Company continues to charge to operations the fair value of the options over the original service period. On December 29, 2006, the stock option grant for 38,411 shares was amended by increasing the exercise price of the stock option in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The original option grant evidenced by the August 24, 2004 agreement granted the consultant the right to purchase 38,411 shares of common stock (as adjusted for mergers, stock splits, etc.) at an exercise price of $0.39 per share. The fair market value of the Company’s common stock at August 24, 2004 was $2.60 per share. Accordingly, the option, all of which was vested and exercisable, was amended to provide for an exercise price of $2.60 per share and, in order to compensate the consultant for the increased exercise price, the Company also agreed to issue 18,864 shares of restricted common stock to him, all of which vested on January 2, 2007, with an aggregate fair market value of $84,888. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice. During 2006, the consultant was paid a finders’ fee of $50,000.

Effective June 10, 2004, and as amended on May 11, 2006, the Company entered into a three-year consulting agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays a monthly fee of $1,667. The consultant was also granted an option to purchase 1,921 shares of Company common stock at an exercise price of $13.02 per share, vesting over the term of the agreement. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice.

In June 2004, the Company entered into three-year consulting agreements with eight consultants to serve as members of its Scientific Advisory Board. Pursuant to the terms of the respective agreements, the Company pays a fee of $3,000 for each meeting attended. The agreements automatically extend for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon 30 days prior written notice. On January 24, 2005, the Company entered into a three-year consulting agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays a fee of $3,000 for each meeting attended. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon thirty days prior written notice.

In May 2006, the Company entered into three-year consulting agreements with four consultants to serve as members of its Scientific Advisory Board. Pursuant to the terms of the respective agreements, the Company pays a fee of $3,000 for each meeting attended. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon 30 days prior written notice.

Employment Contracts:

On September 26, 2006, the Company entered into an employment agreement with Alan H. Auerbach, the Company’s Chief Executive Officer and President. On June 11, 2007, the Company’s Board approved adjustments to the compensation to be paid to Mr. Auerbach. Pursuant to the agreement, as adjusted, Mr. Auerbach is entitled to receive an annual base salary of $330,000, which was retroactive to May 16, 2007. Mr. Auerbach is also eligible for an annual bonus of up to $50,000 for each year of his employment term to be determined at the discretion of the Company’s Board based upon Mr. Auerbach’s performance. Additionally, the agreement provides that Mr. Auerbach is eligible for one-time milestone-based bonus payments, as follows: (i) $100,000 upon such time that the Company’s market capitalization is at least $150,000; (ii) $250,000 upon such time that the Company’s market capitalization is at least $250 million; (iii) $1,000,000 at such time that the Company’s market capitalization is at least $500 million; and (iv) $2,000,000 upon such time that the Company’s market capitalization is at least $1 billion. Pursuant to the agreement, Mr. Auerbach received performance bonuses in the aggregate amount of $1,350,000 during 2007 based on the achievement of milestones (i), (ii) and (iii). Additionally, in 2007, Mr. Auerbach was granted a $50,000 discretionary cash bonus and issued a ten-year option, under the Company’s 2003 Stock Option Plan, to purchase 100,000 shares of common stock at an exercise price of $24.50 per share. The option vests in four equal annual installments commencing on May 16, 2007. Mr. Auerbach’s employment agreement has a term of one year, and annually renews for one year periods thereafter unless either party gives the other 60 days written notice prior to the end of term, or any renewal term, that such term is not to be extended.

The agreement includes standard confidentiality provisions and 18-month non-solicitation provisions. Under the terms of Mr. Auerbach’s employment agreement, in the event the Company terminates his employment upon a change of control or without cause, he is entitled to continue receiving his annualized base salary for one year following such termination. In the event the Company terminates Mr. Auerbach’s employment other than in connection with a change of control, without cause or other than as a result of his death or disability, he is entitled to receive his annual base salary for a period of one year, as well as all earned, but unpaid bonuses.

License Agreements:

On February 23, 2004, the Company entered into a license agreement with Emory University (“Emory”) for the worldwide, exclusive rights to discover, develop, have made, use, sell, have sold, offer for sale and import the products described in Emory’s intellectual property portfolio for noscapine and analogs of noscapine. The license agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the license agreement, the Company paid Emory an initial license fee of $72,435 in 2004. The Company sponsored a research project involving the licensed technology in the amount of $114,000 of which $28,688 and $85,312 were paid in 2005 and 2004, respectively. In connection with the license agreement, the Company has agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. The Company achieved the first milestone in December 2007 and accrued a milestone payment payable to Emory. Should a product incorporating the licensed technology be commercialized, the Company will be obligated to pay to Emory royalties based on net sales of the product. In the event that the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay royalties to Emory based on a fixed rate of fees or royalties received from the sub-licensee.

Effective April 20, 2004, the Company entered into a license agreement with BTG, plc. (“BTG”) for the exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, the Company paid BTG an initial license fee of £500,000 ($923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 ($301,095 for 2007 and $268,890 for 2006) until the first commercial sale of the licensed product. In addition, the license agreement requires the Company to make aggregate milestone payments of up to £9,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, the Company will be obligated to pay to BTG royalties based on net sales of the product. In the event that the Company sublicenses abiraterone acetate to a third party, the Company is obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sub-licensee.

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

Research Agreements:

Effective June 28, 2005, as amended in 2006 and 2007, the Company entered into an agreement with a U.K based contract research organization to provide services for planning, initiating, managing and conducting clinical trials of CB7630 in the U.K. The Company shall pay to the contract research organization approximately £1,026,475 (approximately $2,053,000). Aggregate payments paid under the terms of the agreement through December 31, 2007, were approximately £722,221 ($1,420,900). Effective November 9, 2007, the Company entered into a letter of intent with the contract research organization to provide services for planning, initiating, managing and conducting a Phase III trial of CB7630. The Company made an upfront payment of approximately $409,600 pending signing of the formal agreement. The Company has also paid approximately $120,500 to the contract research organization for a feasibility study and collection of confidential disclosure agreements.

Effective November 2, 2005, and as amended in 2006 and 2007, the Company entered into an agreement with The Royal Marsden NHS Foundation Trust to perform Phase I/II trials of CB7630. Estimated costs for the services to be performed by The Royal Marsden NHS Foundation Trust are $2,200,000 of which the Company has remitted aggregate payments of approximately $1,535,000 through December 31, 2007.

In December 2007, the Company paid a U.S. based contract research organization approximately $356,000 to commence preliminary work for a Phase III trial of CB7630. The Company is currently negotiating with the contract research organization and anticipates signing an agreement with them in early 2008.

Manufacturing Agreements:

The Company has contracted with a third party to provide product manufacturing services for the Company’s various clinical trials. As of December 31, 2007, the Company had outstanding commitments with the manufacturer of approximately $2,330,000 of product to be delivered during 2008. As of December 31, 2007, included in prepaid expenses and other assets, are deposits of approximately $550,000 with the manufacturer.

Note 19—Liquidated Damages:

In conjunction with its April 2006 private placement (see Note 8), the Company was required to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in such transaction (including common stock issuable upon conversion of the Series A) under the Securities Act within 30 days after the closing and to use its best efforts to have the registration statement declared effective within 180 days after the closing. The Company’s obligation for not meeting the registration requirement is to make compensatory payments in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12% of the aggregate purchase price paid by the investors. Beginning October 1, 2006 and up to the date the registration statement became effective, February 2, 2007, the Company was in default of its obligation to have the registration statement become effective within 180 days of the placement closing. The Company was subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such liquidated damages accrue. For each 30-day period in which the Company was in default, it was required to pay liquidated damages in the amount of approximately $412,000. The Company paid $801,496 of liquidated damages for October and November 2006 in unregistered common stock. The Company issued, in the aggregate, 178,106 shares of its unregistered common stock for October and November 2006 liquidated damages in December 2006. Additionally, 88,908 shares of unregistered common stock were issued on January 5, 2007 for a portion of the December 2006 liquidated damages of $412,000. The Company was obligated to pay additional liquidated damages from January 1, 2007 through February 2, 2007 of approximately $481,200. The Company issued 100,763 shares of unregistered common stock on February 2, 2007 for a major portion of this obligation and paid cash for the remainder. Total liquidated damages of approximately $486,000 and $1,237,000 were included in other expense in the accompanying statements of operations for the years ended December 31, 2007 and 2006, respectively.

Note 20—Related Party Transactions:

Timothy M. Hofer, who became the Company’s Secretary effective upon completion of the merger, is Senior Vice President Legal Affairs of Paramount. Mr. Hofer does not receive any compensation for his services as our Secretary. Mr. Hofer is not compensated by Paramount for services he provides to the Company, nor is his compensation from Paramount in any way based upon our performance. Mr. Hofer assisted in the Company’s private placement of securities completed on April 3, 2006 as an employee of Paramount, at which time he was not our Secretary. Paramount is a registered broker-dealer, and is an NASD member firm. Mr. Hofer is not a registered broker-dealer.

See descriptions for other related party transactions in Note 8, Note 9, Note 12 through Note 15 and Note 18.