Form 10-Q
period 2008-03-31
Cougar Biotechnology, Inc.
filed 2008-05-12
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      to                     .

Commission file number 000-51473

Cougar Biotechnology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA 90024

(Address of principal executive offices)

(310) 943-8040

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2008 there were 20,568,761 shares of the registrant’s common stock, $.0001 par value, outstanding.

Note Regarding Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in the Quarterly Report. This Quarterly Report contains statements that are not historical, but are forward-looking in nature, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. In particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Part I, Item 2 of this quarterly report includes forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as “may,” “could,” “should,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan,” “predict,” and similar expressions to identify forward-looking statements. A number of important factors could, individually or in aggregate, cause actual results to differ materially from those expressed or implied in any forward-looking statements. Such factors include, but are not limited to, our ability to obtain additional financing, our ability to develop and maintain customer relationships, regulatory developments relating to and the general success of our product and product candidates, and our ability to protect our proprietary technology. Other risks are described under the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed on March 31, 2008.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$70,967,108	$96,335,893
Short-term investment securities, at fair value	52,606,570	39,001,651
Prepaid expenses and other assets	1,903,918	1,301,102

Total current assets	125,477,596	136,638,646
Long-term investment securities, at fair value	5,667,322	—
Property and equipment, net	596,989	454,265
Restricted certificate of deposit	1,045,138	1,016,317
Deposits	184,879	197,321

Total assets	$132,971,924	$138,306,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,649,484	$1,204,986
Accrued expenses	1,724,610	2,369,555

Total current liabilities	4,374,094	3,574,541
Deferred rent	54,917	53,150

Total liabilities	4,429,011	3,627,691

Commitments and contingencies
Stockholders’ equity:
Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 20,566,345 shares issued and outstanding at March 31, 2008 and 20,526,571 shares issued and outstanding at December 31, 2007	2,057	2,053
Additional paid-in capital	190,036,427	189,745,702
Deficit accumulated during the development stage	(61,495,571)	(55,068,897)

Total stockholders’ equity	128,542,913	134,678,858

Total liabilities and stockholders’ equity	$132,971,924	$138,306,549

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31,
	2008	2007	2008
Operating expenses:
General and administrative	$1,755,366	$1,183,183	$15,354,974
Research and development	5,906,579	6,041,946	48,080,279
Depreciation	53,208	13,922	170,450

Totals	7,715,153	7,239,051	63,605,703

Loss from operations	(7,715,153)	(7,239,051)	(63,605,703)

Other income (expenses):
Interest income	1,315,839	382,284	5,372,956
Interest expense	—	—	(1,311,895)
Other expense	(27,360)	(486,342)	(1,950,929)

Totals	1,288,479	(104,058)	2,110,132

Net loss	(6,426,674)	(7,343,109)	(61,495,571)
Accretion of dividends on preferred stock	—	(309,863)	(1,583,496)
Accretion of issuance costs on preferred stock	—	(80,980)	(445,393)

Net loss applicable to common stock	$(6,426,674)	$(7,733,952)	$(63,524,460)

Net loss per common share - basic and diluted	$(0.31)	$(1.01)

Weighted-average common shares outstanding - basic and diluted	20,550,882	7,690,861

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31,
	2008	2007	2008
Operating activities:
Net loss	$(6,426,674)	$(7,343,109)	$(61,495,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,208	13,922	170,450
Option compensation for non-employees	(692,801)	2,526,190	5,707,278
Stock issued for compensation - non-employees	—	—	84,888
Option compensation for employees	772,520	134,149	3,590,286
Common stock issued for accrued interest	—	—	13,048
Preferred stock issued for accrued interest	—	—	117,429
Common stock issued for liquidated damages	—	453,434	1,254,930
Stock issued for compensation - employees	—	—	131,625
Amortization of discount on notes payable	—	—	486,782
Amortization of debt issuance costs	—	—	702,591
Accrual of deferred rent	1,767	3,449	21,166
Amortization of discount on investments	(139,459)	(164,889)	(690,421)
Other	—	—	97,366
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(590,374)	(70,545)	(2,088,797)
Accounts payable and accrued expenses	799,553	1,609,324	4,774,180

Net cash used in operating activities	(6,222,260)	(2,838,075)	(47,218,770)

Investing activities:
Purchase of investments	(39,932,782)	(4,746,320)	(107,983,471)
Proceeds from maturities of investments	20,800,000	2,700,000	50,400,000
Purchases of equipment	(195,932)	(30,747)	(733,688)
Purchase of restricted certificate of deposit	(28,821)	—	(1,045,138)

Net cash used in investing activities	(19,357,535)	(2,077,067)	(59,362,297)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368
Net proceeds from issuance of common stock	—	—	137,262,608
Net proceeds from exercise of warrants	76,010	26,893	541,744
Net proceeds from exercise of options	135,000	—	196,146
Preferred stock dividends paid	—	—	(563,075)
Payment of debt issuance costs	—	—	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	—	(50,000)
Proceeds from issuance of convertible notes payable	—	—	6,145,120

Net cash provided by financing activities	211,010	26,893	177,548,175

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31,
	2008	2007	2008
Net increase (decrease) in cash and cash equivalents	(25,368,785)	(4,888,249)	70,967,108
Cash and cash equivalents, beginning of period	96,335,893	14,129,911	—

Cash and cash equivalents, end of period	$70,967,108	$9,241,662	$70,967,108

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$—	$38,314,126	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$—	$400,086	$400,086

Issuance of common stock for preferred stock dividend payment	$—	$—	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000

Value of warrants charged to debt and note issuance costs	$—	$—	$303,553

Value of warrants issued with notes payable	$—	$—	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$—	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672

Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$27,390

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. Basis of Presentation

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products, and through March 31, 2008, its efforts have been principally devoted to identifying and acquiring drug candidates, by license or otherwise, developing our pharmaceutical technologies, raising capital and recruiting personnel. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB, filed March 31, 2008. The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements included in the 2007 Annual Report.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing. Through March 31, 2008, a significant portion of its financing has been through private placements of common stock, preferred stock and debt financing. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash, cash equivalents, and investments available for sale on hand to fund clinical development through 2009 and into 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

NOTE 3. Summary of Significant Accounting Policies

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

INVESTMENT SECURITIES

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of other accumulated comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security, below cost that is determined to be other than temporary, results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented, and therefore, have not been recorded. The amortization and accretion and interest income are included in interest income within the statements of operations.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 157 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$57,867,995	$12,691,308	$—	$70,559,303
Commercial paper	—	13,890,960	—	13,890,960
Asset backed securities	—	13,770,055	—	13,770,055
Corporate debt securities	—	28,594,455	—	28,594,455
Tradeable certificate of deposits	—	2,018,422	—	2,018,422

	$57,867,995	$70,965,200	$—	$128,833,195

The Company’s investment in cash equivalents consist of short-term (less then 90 days) investments in commercial paper, money market funds, asset-backed securities and corporate bonds. The major portion of the cash equivalents is invested in money market funds and are priced at fair value and actively traded, thus recorded in Level 1 above. The remaining components of the Company’s cash equivalents are classified in Level 2 above, as their pricing is based on a weighted average price for each security. The multiple prices are input into a distribution-curve-based algorithm to determine the fair market price.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets and the length of time to liquidate an equity investment.

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

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. On March 10, 2008, the Board of Directors approved a proposal to increase in the number of shares from 3,344,385 to 5,344,385. The proposed increase is subject to the approval of the stockholders at the Company’s annual meeting to be held on June 17, 2008.

The Company values employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2008 will be based largely upon the amortization of costs for awards granted in 2008 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying statements of operations related to employee stock-based compensation were $772,520 and $134,149 for the three months ended March 31, 2008 and 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage. To date, the Company has only awarded “plain vanilla options” as determined by SEC Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment.” The Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2008, after which the Company will be required to adopt another method to determine the expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur, instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used during the three months ended March 31:

	2008	2007
Dividend yield	0%	0%
Expected volatility	75%	77%
Risk-free interest rate	2.6%	4.6%
Expected life	6 years	6 years

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In accordance with the provisions of SFAS 123, and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended March 31, 2008, the Company recognized a reduction in the fair value of stock option grants to non-employees of $692,801. During the same period last year, the Company recognized an expense (increase in fair value of the stock option grants) of $2,526,190 for services and such expenses are included in the accompanying statements of operations.

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at March 31:

	2008	2007
Dividend yield	0%	0%
Expected volatility	86%	77%
Risk - free interest rate	2.6%	4.8%
Expected lives	8 years	4 years

The price volatility for the calculation of value of options to non-employees was computed by using an average historical volatility of six public companies in the same industry.

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02
Granted in the quarter ended March 31, 2008	54,200	21.53
Exercised	(30,000)	4.50

Outstanding at March 31, 2008	2,552,162	8.35	7.93	$33,459,740

Exercisable at March 31, 2008	1,316,088	$2.96	7.04	$23,672,509

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At March 31, 2008, total unrecognized estimated employee compensation cost related to non-vested stock options granted prior to that date was $9,581,812, which is expected to be recognized over a weighted average period of 2.6 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $14.40 per share.

During the three months ended March 31, 2008, an employee exercised 30,000 vested shares of his stock option grant. The intrinsic value of the shares exercised was $753,900.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because the exercise of the Company’s outstanding options and warrants would have been anti-dilutive due to the Company’s net losses. Potentially dilutive securities excluded from the calculations amounted to 3,086,825 shares for the three months ended March 31, 2008, comprised of 2,552,162 shares issuable upon exercise of options and 534,663 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 2,584,686 shares for the three months ended March 31, 2007, comprised of 1,962,556 shares issuable upon exercise of options and 622,130 shares issuable upon exercise of warrants.

NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. Adoption of SFAS 157 for all non-recurring non-financial assets and liabilities that are carried at fair value (such as in the determination of impairment of fixed assets or goodwill) will occur on January 1, 2009. The adoption of SFAS 157 is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible assets or liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have a material impact on the Company’s results of operations or financial position.

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 addresses an issuer’s accounting for the nonrefundable portion of advance payments for future goods or services. EITF 07-03 specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-03 did not have a material impact on the Company’s results of operations or financial position.

In September 2007, FASB issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 affects entities that have entered into arrangements which are not conducted through a separate legal entity. EITF 07-01 reached a conclusion that a collaborative arrangement is within the scope of EITF 07-01 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. EITF 07-01 also reached a conclusion that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” or other applicable generally acceptable accounting principle applied consistently. EITF 07-01 also concluded that the equity method of accounting under APB Opinion 18, “The Equity

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-01 will be effective for periods that begin after December 15, 2008 and be accounted for as a change in accounting principle through retrospective application. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption of SFAS 141(R) is prohibited. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption of SFAS 160 is prohibited. The adoption of SFAS 160 is not expected to have a material impact the Company’s results of operations or financial position.

NOTE 4. Stockholders’ Equity

EXERCISE OF WARRANTS

During the three months ended March 31, 2008 and 2007, warrantholders exercised their right to purchase 9,180 and 3,248 shares of the Company’s common stock, respectively, at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $76,010 and $26,893 respectively. Additionally, during the three months ended March 31, 2008 and 2007, the Company issued 594 and 385,702 shares of common stock, respectively, to warrantholders who executed a cashless exercise. The cashless exercise of the warrants resulted in the forfeiture of 222 and 176,573 warrant shares, respectively.

EXERCISE OF STOCK OPTIONS

During the three months ended March 31, 2008, a stock option holder exercised his right to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. Proceeds from the exercise of the stock options were $135,000.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a Los Angeles, California based development-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to treat cancer. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011.

Currently, a large portion of the development expenses have related to our lead product candidate, CB7630. As we proceed with the clinical development of CB7630 (abiraterone acetate) and as we further develop CB3304 (noscapine) and CB1089 (seocalcitol), our second and third product candidates, respectively, our research and development expenses will increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”. As the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods, although we are recording charges related to options granted prior to January 1, 2006 on a prospective basis. Compensation for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services.” The expense is based on the fair value of the equity instruments issued and is included in the respective categories of expense in the statement of operations. We expect to record additional future non-cash compensation expenses, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008.

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in January 2008. The implementation of SFAS 157 has not had a material impact on our results of operations or financial position.

We adopted FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) in January 2008. The implementation of SFAS 159 has not had a material impact on our results of operations or financial position.

We adopted EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”) in January 2008. The implementation of EITF 07-03 has not had a material impact on our results of operations or financial position.

Results of Operations

Three months ended March 31, 2008 Compared to Three Months Ended March 31, 2007

General and administrative expenses: For the three months ended March 31, 2008, general and administrative expenses were $1,755,366 compared to $1,183,183 for the three months ended March 31, 2007, an increase of approximately $572,200. Stock-based compensation expense increased approximately $173,400 for employees and approximately $134,900 for members of the Board of Directors reflecting grants to new employees and additional grants to existing employees and board members. The increase in the fair market value of our common stock on the various grant dates also contributed to the increase in stock-based compensation. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Rent expense, along with common area maintenance fees, for the first quarter of 2008 increased approximately $128,000 compared to the same period last year. During the third quarter of 2007, we leased additional office space to accommodate the growth in personnel required to support our expansion of clinical trials. Our rentable office space increased from approximately 7,300 square feet to approximately 19,800 square feet. Compensation expense for the first quarter of 2008 was approximately $65,800 higher than the same period in 2007 due to salary adjustments and the addition of personnel. Our Board of Directors’ compensation for the first quarter increased approximately $52,100 compared to same period last year due to an increase in the size of the Board and an increase in the annual retainer paid to board members. Our regulatory and franchise tax fees have increased approximately $73,500 compared to the first quarter of 2007 due to our increase in market capitalization. Bonus expense for the first quarter of 2008 was approximately $343,600 less than the same period last year. During the first quarter of 2007 our CEO was paid an incentive bonus of $350,000 as a result of our market capitalization equaling or exceeding $250 million for at least 20 consecutive trading days. All other general and administrative expenses increased approximately $288,200 compared to the first quarter of 2007 in support of our corporate growth.

Research and development expenses: For the three months ended March 31, 2008, research and development expenses were $5,906,579 compared to $6,041,946 for the three months ended March 31, 2007, representing a decrease of approximately $135,400. Non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current market value of our common stock. Accordingly, a decrease in our fair value of common stock from $32.70 per share at December 31, 2007 to $20.95 per share at March 31, 2008 resulted in a decrease in non-employee stock-based compensation of approximately $3,219,000 compared to the first quarter of 2007. Clinical development expenses in the first three months of 2008 were approximately $1,125,000 higher than in the first three months of 2007 due to an increase in sponsored clinical trials and initial start-up cost associated with a Phase III trial for CB7630. Manufacturing expenses for the first quarter of 2008 were approximately $114,200 higher than the same period in 2007 due to increased drug manufacturing costs necessary to support our clinical trials. Costs associated with preclinical studies during the first three months of 2008 were approximately $102,100 higher than during the same period in 2007 due to completion of several non-clinical programs. Compensation expense increased by approximately $471,500 as staffing has increased from six full-time employees to twenty-one full-time and two part-time employees. With the increase in staffing, we also experienced an increase in bonus expense of approximately $119,000 compared to the same period last year. We also experienced an increase in employee stock-based compensation of approximately $330,000 for the quarter ended March 31, 2008 compared to the same quarter in 2007. Fringe benefits cost increased approximately $181,400 compared to the same period last year, as a result of the increase in full-time staff and improvements in our fringe benefits package. Compared to the first quarter of 2007, relocation expense increased approximately $45,500 and recruiting fees increased approximately $149,300 associated with new hires. All other expenses for the first quarter of 2008 increased approximately $445,600 compared to the same period last year.

Interest income: For the three months ended March 31, 2008, we recognized approximately $1,315,800 in interest income compared to approximately $382,300 for the same period last year. The increase is attributed to the proceeds of private placement funds being placed in an asset management account.

Other expense: For the three months ended March 31, 2008, we recorded approximately $27,400 in foreign exchange loss on invoices paid in foreign currencies. For the same period last year, we paid liquidated damage expense of approximately $486,300, of which approximately $453,400 was paid in common stock to stockholders who participated in the April 3, 2006 private equity placement as a result of our registration statement not being declared effective by the SEC until February 2, 2007.

Liquidity and capital resources: As of March 31, 2008, we had approximately $71.0 million in cash and cash equivalents and $58.3 million in short-term and long-term investment securities that may be liquidated to provide cash if needed; however, we are still a development stage company that has not generated any revenues from operations. We reported a net loss of $6,426,674 and negative cash flows from operating activities of $6,222,260 for the three months ended March 31, 2008. The net loss from date of inception, May 14, 2003, to March 31, 2008 amounted to $61,495,571.

We have financed our operations since inception primarily through equity and debt financing. During the three months ended March 31, 2008, we had a net decrease in cash and cash equivalents of $25,368,785. Net cash used in operating activities of $6,222,260 and the net purchase of investments of approximately $19,132,800 account for the major portion of the decrease. Net cash used in operating activities was comprised of a net loss of approximately $6,426,700 adjusted for non-cash items of approximately $(4,800), an increase in prepaid expenses of approximately $590,400 and an increase in accounts payable and accrued expenses of approximately $799,600. The increase in prepaid expenses reflects the payment of our business insurance, which is amortized over the life of the various policies and a prepayment for our Phase III trial. The increase in accounts payable and accrued expenses of approximately $799,600 reflects the increased activity in supporting our clinical trials, manufacturing of product for clinical trials and associated regulatory work.

Management believes we will continue to incur losses for the foreseeable future and will need additional equity or debt financing or will need to generate revenue from licensing of our products or by entering into strategic alliances to sustain our operations until it can achieve profitability and positive cash flows, if ever.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding we obtain will be sufficient to meet our needs in the long term. Through March 31, 2008, a significant portion of our financing has been through private placements of common stock and debt financing.

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

Financings

On December 14, 2007, we entered into a securities purchase agreement with various institutional investors pursuant to which we agreed to sell in a private placement an aggregate of 3,000,000 shares of common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87 million before deducting selling commissions and expenses. The offering closed on December 20, 2007. In addition to the purchase agreement, on December 14, 2007 we also entered into a registration rights agreement with the investors, pursuant to the terms of which we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering. The registration statement was declared effective on January 25, 2008. In connection with the offering, we engaged Leerink Swann LLC as lead placement agent. In addition, we engaged Cowen and Company and Lazard Frères & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placements agents an aggregate cash fee equal to 6% of the total gross proceeds received by us from the sale of the shares. We also paid the placement agents an aggregate of $45,528 for reimbursable expenses. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering pursuant to an October 6, 2005 agreement, as amended, between us and Paramount. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development expenses will be approximately $44 million excluding stock-based compensation. We will need approximately $7 million, excluding stock-based compensation, for general and administrative expenses over the next 12 months.

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

Plan of Operation

Our plan of operation for the next 12 months is to continue implementing our business strategy of in-licensing novel clinical stage products in order to accelerate clinical development and time to commercialization, and continue the clinical development of our three product candidates. We expect our principal expenditures during this period to include:

•	operating expenses, including expanded research and development and general and administrative expenses; and

•	product development expense, including the costs incurred with respect to applications to conduct clinical trials of our three products in the United States and various foreign locations.

As part of our planned expansion, we have budgeted hiring up to 18 additional full-time employees devoted to research and development, 5 additional full-time employees devoted to regulatory/quality assurance, and up to 5 additional full-time employees for general and administrative activities. We anticipate hiring additional professional research and development staff in the second and third quarters of 2008. These positions will require an advanced degree in medicine and/or bioscience and significant experience in the pharmaceutical or biotechnology industries. Our annual payroll related expenses are anticipated to increase by approximately $3 to $3.5 million. We anticipate spending approximately $900,000 on recruiting and relocation expenses for these positions. In addition, we intend to use contract research organizations and third parties to perform our clinical studies and manufacturing. As indicated above, at our current and desired pace of clinical development of our three product candidates, during the next 12 months we expect to spend approximately $44 million on clinical development and research and development activities and approximately $7 million on general and administrative expenses excluding stock-based compensation and interest income.

Research and Development Projects

CB7630. In April 2004, we licensed from BTG plc, a British corporation, the exclusive, worldwide rights to abiraterone acetate, or CB7630, which is an orally available, targeted inhibitor of the steroidal enzyme known as 17a-hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB7630 may reduce testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

In April 2008, we announced that we started enrolling patients in a Phase III clinical trial (COU-AA-301) of CB7630. The Phase III trial is a randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have failed docetaxel-based chemotherapy. Similar to the patient populations in our Phase II trials COU-AA-003 and COU-AA-004, patients are allowed to have received up to two prior chemotherapy regimens before entering the trial. The trial will enroll approximately 1,160 patients who will be randomized (2:1) to receive either CB7630 plus prednisone or placebo plus prednisone. The trial will be conducted at approximately 150 sites in North America, Europe and Australia. The primary endpoint of the trial will be overall survival.

We also plan to conduct a second Phase III trial of CB7630 in advanced prostate cancer patients. This second trial will investigate the efficacy of CB7630 as a second-line hormonal therapy in patients with chemotherapy-naïve hormone-refractory prostate cancer with a rising Prostate Specific Antigen, or PSA, despite treatment with hormonal therapy. The patient population in this trial will be analogous to the patient population treated in our previous clinical trials, COU-AA-001 and COU-AA-002. We currently anticipate that this trial will be initiated in the second half of 2008. Additionally, we plan to initiate a Phase I/II trial of CB7630 in patients with advanced breast cancer during the second or third quarter of 2008.

Through March 31, 2008 we have incurred approximately $35,828,000 of costs related to the development of CB7630, of which $5,368,000 were incurred during the three months ended March 31, 2008. Currently, we anticipate that we will need to spend approximately an additional $20,000,000 to $30,000,000 in development costs in fiscal 2008, excluding stock-based compensation, and at least an aggregate of approximately $75,000,000 to $90,000,000 until we receive approval from the FDA for CB7630. Should we choose to continue development of CB7630, we expect that it will take an additional 2.5 to 4 years before we obtain FDA approval, if ever.

CB3304. In March 2004, we licensed from Emory University the exclusive, worldwide rights to noscapine, or CB3304, which is an orally available alkaloid derived from opium. We believe that pre-clinical studies published in the Proceedings of the National Academy of Science demonstrate that CB3304 acts as an inhibitor of microtubules and tubulin (which make up the structural components of cells) and has anticancer activity in pre-clinical tumor models. The drug alters microtubule dynamics, blocks cell division or mitosis and causes programmed cell death, or apoptosis. We believe that CB3304 may have potential applications in the treatment of a number of tumor types in which tubulin inhibitors have already been shown to be effective, including non-Hodgkin’s lymphoma, multiple myeloma, breast cancer, lung cancer, ovarian cancer and prostate cancer. CB3304 was derived by Emory University with some assistance from the National Institutes of Health, and our license is thus subject to certain rights of the U.S. Government as provided under the Bayh-Dole Act, 35 USCA §200-212.

In December 2007, we initiated a Phase I trial of CB3304 in patients with multiple myeloma. This Phase I trial is an open label, dose escalating study to evaluate the safety and efficacy of CB3304 administered daily to patients with relapsed or refractory multiple myeloma. The trial is being conducted at Weill Cornell Medical College and Columbia Presbyterian Medical Center.

Through March 31, 2008, we have incurred approximately $1,625,900 of cost related to the development of CB3304. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,000,000 in development costs in fiscal 2008 and at least an aggregate of approximately $70,000,000 to $85,000,000 until we receive FDA approval for CB3304. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB3304, if ever.

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

Several epidemiological studies have suggested an association between vitamin D and prostate cancer. More specifically, these studies have suggested that low serum levels of vitamin D result in an increased risk of prostate cancer and that prostate cancer mortality increases with decreasing exposure to sunlight, a natural source of vitamin D. Previously presented clinical trial results with calcitriol given in combination with chemotherapy have shown that vitamin D may have a therapeutic benefit in patients with prostate cancer. Data from a Phase III trial of weekly calcitriol in combination with chemotherapy versus weekly placebo and chemotherapy, presented at the 2005 Annual Meeting of the American Society of Clinical Oncology, demonstrated that patients receiving the combination of weekly calcitriol plus chemotherapy had an increased survival over patients receiving weekly placebo plus chemotherapy. However, during 2007, a larger Phase III trial investigating the ability of the combination of weekly calcitriol plus chemotherapy to improve survival over chemotherapy administered once every three weeks was stopped early due to an increase in deaths in the patients receiving the combination of weekly calcitriol plus chemotherapy. We plan to wait until the full results of this trial are available to better assess the safety risk and potential efficacy of the combination of vitamin D when given with chemotherapy before initiating clinical trials of CB1089 in prostate cancer.

CB1089 has been tested as a single agent in a number of clinical trials including hepatocellular carcinoma, colorectal cancer, breast cancer and pancreatic cancer. Evidence of antitumor activity has been seen in hepatocellular carcinoma and colorectal cancer. More specifically, in a Phase II trial of CB1089 in 33 patients with inoperable hepatocellular carcinoma, 2 patients demonstrated a complete response and 12 patients showed stable disease. However, in subsequent trials CB1089, at the dose and regimen tested, did not demonstrate the ability to increase survival in patients with inoperable hepatocellular carcinoma. Due to the heterogeneous nature of hepatocellular carcinoma, we will be performing pre-clinical investigations to identify subtypes of hepatocellular carcinoma that are more likely to respond to CB1089. We also will be performing preclinical studies to look at the potential additive or potential synergistic effects of CB1089 when it is given in combination with other drugs that are used to treat hepatocellular carcinoma (e.g. sorafenib).

Through March 31, 2008, we have incurred approximately $838,200 of cost related to the development of CB1089. Currently, we anticipate that we will need to expend approximately an additional $2,000,000 to $3,000,000 in development costs in fiscal 2008 and at least an aggregate of approximately $70,000,000 to $85,000,000 until we receive FDA approval for CB1089. Should we choose to continue development we expect that it will take an additional 6 to 8 years before we complete development and obtain FDA approval of CB1089, if ever.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents and restricted cash and investments, the majority of which have maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including United States government agencies, corporate bonds, commercial paper and money market funds. If the market interest rate decreases by 100 basis points, or 1%, the fair value of our cash equivalents and available for sale securities portfolio would have minimal impact on the carrying value of our portfolio.

Our license agreement with BTG, plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organization that require payment in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments. As mentioned in Item 2, we incurred an exchange loss of approximately $27,000 during the first quarter of 2008.

Item 4.	CONTROLS AND PROCEDURES.

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance, concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Under Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008, we identify important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, warrant holders exercised their right to purchase 9,180 shares of our common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $76,010. Additionally, during the three months ended March 31, 2008, we issued 594 shares of common stock to warrant holders who executed a cashless exercise. We also issued 30,000 shares of common stock to an employee who exercised the vested portion of his/her stock option at an exercised price of $4.50. Proceeds from the exercise of the stock options were $135,000.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Employment offer letter with Richard B. Phillips dated January 16, 2007.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: May 12, 2008	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date: May 12, 2008	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer and Vice President, Finance

Index to Exhibits Filed with this Report

Exhibit No.	Description

10.1	Employment offer letter with Richard B. Phillips dated January 16, 2007.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.