Form 10-Q
period 2008-06-30
Cougar Biotechnology, Inc.
filed 2008-08-11
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                     to                     .

Commission file number 001-33871

Cougar Biotechnology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA 90024

(Address of principal executive offices)

(310) 943-8040

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2008 there were 20,672,616 shares of the registrant’s common stock, $.0001 par value, outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Form 10-KSB”) under the caption “Risk Factors” following Item 1 in such report, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Form 10-KSB and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$73,387,722	$96,335,893
Short-term investment securities, at fair value	41,149,180	39,001,651
Prepaid expenses and other assets	2,011,114	1,301,102

Total current assets	116,548,016	136,638,646
Long-term investment securities, at fair value	2,045,933	—
Property and equipment, net	628,981	454,265
Restricted certificate of deposit	1,034,344	1,016,317
Deposits and other	617,802	197,321

Total assets	$120,875,076	$138,306,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,721,342	$1,204,986
Accrued expenses	1,544,972	2,369,555

Total current liabilities	6,266,314	3,574,541
Deferred rent	54,954	53,150

Total liabilities	6,321,268	3,627,691

Commitments and contingencies
Stockholders’ equity:
Series A Redeemable Convertible Preferred Stock - $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 20,640,671 shares issued and outstanding at June 30, 2008 and 20,526,571 shares issued and outstanding at December 31, 2007	2,064	2,053
Additional paid-in capital	191,630,745	189,745,702
Deficit accumulated during the development stage	(77,079,001)	(55,068,897)

Total stockholders’ equity	114,553,808	134,678,858

Total liabilities and stockholders’ equity	$120,875,076	$138,306,549

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30,
	2008	2007	2008	2007	2008
Operating expenses:
General and administrative	$1,920,660	$2,322,845	$3,676,026	$3,506,028	$17,275,634
Research and development	14,455,268	7,224,169	20,361,847	13,266,115	62,535,547
Depreciation	58,073	16,731	111,281	30,653	228,523

Totals	16,434,001	9,563,745	24,149,154	16,802,796	80,039,704

Loss from operations	(16,434,001)	(9,563,745)	(24,149,154)	(16,802,796)	(80,039,704)

Other income (expenses):
Interest income	799,505	676,173	2,115,344	1,058,457	6,172,461
Interest expense	—	—	—	—	(1,311,895)
Other income (expense)	51,066	—	23,706	(486,342)	(1,899,863)

Totals	850,571	676,173	2,139,050	572,115	2,960,703

Net loss	(15,583,430)	(8,887,572)	(22,010,104)	(16,230,681)	(77,079,001)
Accretion of dividends on preferred stock	—	—	—	(309,863)	(1,583,496)
Accretion of issuance costs on preferred stock	—	—	—	(80,980)	(445,393)

Net loss applicable to common stock	$(15,583,430)	$(8,887,572)	$(22,010,104)	$(16,621,524)	$(79,107,890)

Net loss per common share - basic and diluted	$(0.76)	$(0.54)	$(1.07)	$(1.38)

Weighted-average common shares outstanding - basic and diluted	20,572,474	16,540,064	20,561,676	12,048,528

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30,
	2008	2007	2008
Operating activities:
Net loss	$(22,010,104)	$(16,230,681)	$(77,079,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	111,281	30,653	228,523
Option compensation for non-employees	(109,155)	4,004,082	6,290,924
Stock issued for compensation - non-employees	—	—	84,888
Option compensation for employees	1,732,002	554,707	4,549,768
Common stock issued for accrued interest	—	—	13,048
Preferred stock issued for accrued interest	—	—	117,429
Common stock issued for liquidated damages	—	453,434	1,254,930
Stock issued for compensation - employees	—	—	131,625
Amortization of discount on notes payable	—	—	486,782
Amortization of debt issuance costs	—	—	702,591
Accrual of deferred rent	1,804	5,216	21,203
Amortization of discount on investments	(21,958)	(356,548)	(572,920)
Other	—	—	97,366
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(1,130,493)	147,421	(2,628,917)
Accounts payable and accrued expenses	2,691,773	1,588,872	6,666,400

Net cash used in operating activities	(18,734,850)	(9,802,844)	(59,731,361)

Investing activities:
Purchase of investments	(41,971,504)	(35,517,289)	(110,022,193)
Proceeds from maturities of investments	37,800,000	12,200,000	67,400,000
Purchases of equipment	(285,997)	(64,535)	(823,753)
Purchase of restricted certificate of deposit	(18,027)	—	(1,034,344)

Net cash used in investing activities	(4,475,528)	(23,381,824)	(44,480,290)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368
Net proceeds from issuance of common stock	—	46,846,191	137,262,608
Net proceeds from exercise of warrants	106,017	71,903	571,751
Net proceeds from exercise of options	156,190	—	217,336
Preferred stock dividends paid	—	(563,074)	(563,074)
Payment of debt issuance costs	—	—	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	—	(50,000)
Proceeds from issuance of convertible notes payable	—	—	6,145,120

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30,
	2008	2007	2008
Net cash provided by financing activities	262,207	46,355,020	177,599,373

Net increase (decrease) in cash and cash equivalents	(22,948,171)	13,170,352	73,387,722
Cash and cash equivalents, beginning of period	96,335,893	14,129,911	—

Cash and cash equivalents, end of period	$73,387,722	$27,300,263	$73,387,722

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$—	$38,314,126	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$—	$400,086	$400,086

Issuance of common stock for preferred stock dividend payment	$—	$1,020,421	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000

Value of warrants charged to debt and note issuance costs	$—	$—	$303,553

Value of warrants issued with notes payable	$—	$—	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$—	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)

(Unaudited)

	Six Months Ended June 30,		Period from May 14, 2003 (date of inception) to June 30,
	2008	2007	2008
Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$27,390

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. Business Description

Cougar Biotechnology, Inc. (the “Company”) is a development stage biopharmaceutical company based in Los Angeles, California focused on the acquisition, development and commercialization of innovative products to treat cancer. The Company aims to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. The Company’s strategy is to in-license technologies that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development.

NOTE 2. Basis of Presentation

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products, and through June 30, 2008 its efforts have been principally devoted to identifying and acquiring rights to technologies underlying pharmaceutical drug candidates, by license or otherwise, developing such technologies, raising capital and recruiting personnel. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008. The condensed balance sheet at December 31, 2007, has been derived from the audited financial statements included in the 2007 Annual Report on Form 10-KSB.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing. Through June 30, 2008, a significant portion of its financing has been through private placements of common stock and preferred stock. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash, cash equivalents, and investments available-for-sale to fund clinical development through 2009 and into 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INVESTMENT SECURITIES

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Unrealized and realized gains and losses on investment securities are not material for any period presented and, therefore, have not been recorded. The amortization and accretion and interest income are included in interest income within the statements of operations.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows through June 30, 2008.

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

Following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$72,034,372	$—	$—	$72,034,372
Corporate debt securities	—	22,407,778	—	22,407,778
Asset-backed securities	—	10,754,618	—	10,754,618
Commercial paper	—	7,987,312	—	7,987,312
Tradeable certificates of deposit	—	2,045,405	—	2,045,405

	$72,034,372	$43,195,113	$—	$115,229,485

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s investment in cash equivalents consist of short-term (less than 90 days) investments in commercial paper, money market funds, asset-backed securities and corporate bonds. The major portion of the cash equivalents is invested in money market funds that are priced at fair value and actively traded, and thus recorded in Level 1 above. The remaining components of the Company’s cash equivalents are classified in Level 2 above, as their pricing is based on a weighted average price for each security. The multiple prices are input into a distribution-curve-based algorithm to determine the fair market price.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe changes in the fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets, and the length of time to liquidate an equity investment.

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

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. Through June 30, 2008, a total of 3,344,385 shares of the Company’s common stock have been reserved for issuance under the Plan.

The Company values employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2008 will be based largely upon the amortization of costs for awards granted in 2008 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying statements of operations related to employee stock-based compensation were $959,482 and $1,732,002 for the three and six months ended June 30, 2008, respectively, and $420,558 and $554,707 for the three and six months ended June 30, 2007, respectively.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. To date, the Company has only awarded “plain vanilla options” as determined by SEC Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment.” The Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2008, after which the Company will be required to adopt another method to determine the expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur; instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions used during the six months ended June 30:

	2008	2007
Dividend yield	0%	0%
Expected volatility	73%	79%
Risk-free interest rate	3.4%	4.8%
Expected life	6.2 years	6.2 years

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended June 30, 2008, the Company recognized expenses (increase in fair value of the stock option grants) of $583,646. For the six months ended June 30, 2008, the Company recognized a reduction in the fair value of stock option grants to non-employees of $109,155. For the three and six months ended June 30, 2007, the Company recognized expenses (increase in fair value of the stock option grants) of $1,477,892 and $4,004,082, respectively, for services rendered and such expenses are included in the accompanying statements of operations.

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions at June 30:

	2008	2007
Dividend yield	0%	0%
Expected volatility	86%	79%
Risk-free interest rate	4.0%	5.0%
Expected life	8 years	4 years

The price volatility for the calculation of value of options to non-employees was computed using an average of historical volatility of six public companies in the same industry.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02
Granted in the six months ended June 30, 2008	421,900	25.07
Exercised	(31,000)	5.04
Cancellations	(7,500)	22.90

Outstanding at June 30, 2008	2,911,362	10.48	7.74	$40,118,644

Exercisable at June 30, 2008	1,552,779	$4.48	6.70	$30,088,009

At June 30, 2008, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was $14,872,187, which is expected to be recognized over a weighted average period of 2.7 years. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2008 was $17.33 and $16.95 per share, respectively.

During the three and six months ended June 30, 2008, employees exercised their right to purchase 1,000 and 31,000 shares of common stock, respectively, pursuant to vested stock option grants. The intrinsic value of the shares exercised for the three and six months ended June 30, 2008 was $6,310 and $760,210, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented, as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because exercise of the Company’s outstanding options and warrants would have been anti-dilutive due to the Company’s net losses. Potentially dilutive securities excluded from the calculations amounted to 3,357,272 shares at June 30, 2008, comprised of 2,911,362 shares issuable upon exercise of options and 445,910 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 2,969,770 shares at June 30, 2007, comprised of 2,388,150 shares issuable upon exercise of options and 581,620 shares issuable upon exercise of warrants.

NEW ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible assets or liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In adopting SFAS 159 the Company did not elect the fair value option for any financial assets or liabilities.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 addresses an entity’s accounting for the nonrefundable portion of advance payments for future goods or services. EITF 07-03 specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense, as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of EITF 07-03 did not have a material impact on the Company’s results of operations or financial position.

In September 2007, FASB issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 affects entities that have entered into arrangements not conducted through a separate legal entity. According to EITF 07-01, a collaborative arrangement is within the scope of EITF 07-01 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. EITF 07-01 also provides that transactions with third parties (i.e.,revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” or other applicable generally acceptable accounting principle applied consistently. EITF 07-01 further provides that the equity method of accounting under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-01 will be effective for periods that begin after December 15, 2008 and will be accounted for as a change in accounting principle through retrospective application. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt SFAS 141(R) on January 1, 2009. Earlier adoption of SFAS 141(R) is prohibited. The adoption of SFAS 141(R) is not expected to have a material impact on the Company’s results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption of SFAS 160 is prohibited. The adoption of SFAS 160 is not expected to have a material impact on the Company’s results of operations or financial position.

NOTE 4. Stockholders’ Equity

EXERCISE OF WARRANTS

During the three and six months ended June 30, 2008, warrantholders exercised their right to purchase 3,624 and 12,804 shares, respectively, of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants for the three and six months ended June 30, 2008, were $30,007 and $106,017, respectively. During the three and six months ended June 30, 2007, warrantholders exercised their right to purchase 5,436 and 8,684 shares, respectively, of the Company’s common stock at an exercise price of $8.28 per share. Additionally, during the three and six months ended June 30, 2008, the Company issued 69,702 and 70,296 shares, respectively, of common stock to warrantholders who exercised their options pursuant to a cashless exercise feature, which resulted in the forfeiture of 15,427 and 16,649 warrant shares, respectively. During the three and six months ended June 30, 2007, the Company issued 8,821 and 394,523 shares, respectively, of common stock to warrantholders who executed a cashless exercise. The cashless exercise of the warrants resulted in the forfeiture of warrant shares of 5,203 and 181,776 for the three and six months ended June 30, 2007, respectively.

EXERCISE OF STOCK OPTIONS

During the three and six months ended June 30, 2008, stock option holders exercised their right to purchase 1,000 and 31,000 shares, respectively, of the Company’s common stock at an average exercise price of $21.19 and $5.04 per share, respectively. Proceeds from the exercise of the stock options for the three and six months ended June 30, 2008, were $21,190 and $156,190, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a Los Angeles, California based development-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to treat cancer. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development, and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to complete the development of a product candidate until approximately 2011.

Currently, a large portion of development expenses have related to our lead product candidate, CB7630 (abiraterone acetate). As we proceed with the clinical development of CB7630 and as we further develop CB3304 (noscapine) and CB1089 (seocalcitol), our second and third product candidates, respectively, our research and development expenses will increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development expenses consist primarily of salaries and related personnel costs; fees paid to consultants and outside service providers for manufacturing, regulatory consulting and clinical trial monitoring services; fees paid to acquire licenses to drug compounds; and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our research and development costs as they are incurred.

General and administrative expenses consist primarily of salaries and related personnel costs, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 123(R), as the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods, although we are recording charges related to options granted prior to January 1, 2006 on a prospective basis. Compensation for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 and EITF No. 96-18. The expense is based on the fair value of the equity instruments issued and is included in the respective categories of expense in the statement of operations. We expect to record additional future non-cash compensation expenses, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008.

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in January 2008. The implementation of SFAS 157 has not had a material impact on our results of operations or financial position.

We adopted FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) in January 2008. In adopting SFAS 159 the Company did not elect the fair value option for any financial assets or liabilities.

We adopted EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”) in January 2008. The implementation of EITF 07-03 has not had a material impact on our results of operations or financial position.

Results of Operations

Six Months ended June 30, 2008 Compared to Six Months Ended June 30, 2007

General and administrative expenses: For the six months ended June 30, 2008, general and administrative expenses were $3,676,026 compared to $3,506,028 for the six months ended June 30, 2007, an increase of approximately $170,100. General and administrative expenses for the six months ended June 30, 2007 included one time milestone-based performance bonuses of $1,350,000 paid to the Chief Executive Officer. During the six months ended June 30, 2008, stock-based compensation expense increased by approximately $282,100 for employees and by approximately $256,200 for members of the Board of Directors, resulting primarily from grants to new employees and additional grants to existing employees and board members. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Rent expense, along with common area maintenance fees, for the first half of 2008 increased by approximately $252,600 compared to the same period last year. During the third quarter of 2007, we leased additional office space to accommodate staff growth required to support our expansion of clinical trials. Our office space increased from approximately 7,300 square feet to approximately 19,800 square feet. Legal expenses for the first half of 2008 were approximately $185,700 higher than the same period in 2007 due to vendor and site contract negotiations associated with the Phase III clinical trial for CB7630 initiated in April 2008. We expect legal costs to decrease over the remainder of 2008 as vendor and site contract negotiations are concluded. Compensation expense for the first half of 2008 was approximately $156,700 higher than the same period in 2007 due to personnel additions and salary adjustments. Regulatory and franchise tax fees have increased by approximately $114,900 for the first half of 2008 compared to the same period in 2007 due to the increase in common shares outstanding as a result of our public placement in December 2007. General liability insurance costs for the first half of 2008 increased by approximately $55,500 compared to the same period in 2007 due to increased product liability coverage related to the Phase III clinical trial for CB7630. Board of Directors’ compensation for the first half of 2008 increased by approximately $55,000 compared to the same period in the prior year due to an increase in the size of the Board and an increase in the annual retainer paid to each board member. All other general and administrative expenses increased by approximately $161,400 to support our corporate growth for the first half of 2008 compared to the same period in 2007.

Research and development expenses: For the six months ended June 30, 2008, research and development expenses were $20,361,847 compared to $13,266,115 for the six months ended June 30, 2007, an increase of approximately $7,095,700. Clinical development expenses in the first six months of 2008 were approximately $4,896,400 higher than in the first six months of 2007 due to an increase in sponsored clinical trials and initial start-up costs associated with the Phase III clinical trial for CB7630. Licensing fees increased $3,762,500 for the first half of 2008 compared to the same period in the prior year. The increase includes a milestone payment to BTG plc, which was triggered by our initiation of a Phase III clinical trial for CB7630 in April 2008. We do not expect any additional licensing fee payments for the remainder of 2008. Compensation expense increased approximately $1,811,200 for the first half of 2008 compared to the same period in the prior year as staffing has increased from nine full-time employees to thirty-three full-time employees. We also recorded an increase in employee stock-based compensation expense of approximately $640,200, recruiting fees of approximately $295,400 and travel expense of approximately $188,000 for the period ended June 30, 2008 compared to the same period in 2007, reflecting the increase in staff. Consulting fees were approximately $531,900 higher in the first six months of 2008 versus the same period in the prior year reflecting increased support for our sponsored clinical trials. Non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. A decrease in the fair market value of our common stock from $32.70 per share at December 31, 2007 to $23.83 per share at June 30, 2008 resulted in a decrease in non-employee stock-based compensation of approximately $4,113,200 compared to the first half of 2007. Our manufacturing expense for the first half of 2008 declined approximately $1,105,500 compared to the same period in 2007 due to lower product delivery and a decrease in process development costs. We expect manufacturing expense to increase over the remainder of 2008 as we continue to optimize manufacturing processes and increase product delivery associated with growth in our sponsored clinical trials. All other expenses for the first half of 2008 increased approximately $188,800 compared to the same period last year and reflect support increases in our sponsored clinical trials.

Interest income: For the six months ended June 30, 2008, we recognized approximately $2,115,300 in interest income compared to approximately $1,058,500 for the same period last year. The increase is attributed to significantly higher balances of cash, cash equivalents and short-term investments as a result of funds received from our June 2007 and December 2007 private placements.

Other income(expense): For the six months ended June 30, 2008, we recorded approximately $23,700 in foreign exchange gain on invoices paid in foreign currencies. For the same period last year, we realized expense related to our payment of liquidated damages of approximately $486,300 paid to certain of our stockholders, of which approximately $453,400 was paid in common stock, as a result of the delay in registration of shares purchased in our April 3, 2006 private placement.

Three Months ended June 30, 2008 Compared to Three Months Ended June 30, 2007

General and administrative expenses: For the three months ended June 30, 2008, general and administrative expenses were $1,920,660 compared to $2,322,845 for the three months ended June 30, 2007, a decrease of approximately $402,000. The higher expense during the three months ended June 30, 2007 is primarily attributable to a one time milestone-based performance bonus of $1,000,000 paid to our Chief Executive Officer. Legal expenses for the second quarter of 2008 were approximately $169,100 higher than the same period in 2007 due to vendor and site contract negotiations associated with the Phase III clinical trial for CB7630. We expect legal costs to decrease over the remainder of 2008 as vendor and site contract negotiations are concluded. During the three months ended June 30, 2008, stock-based compensation expense increased by approximately $108,700 for employees and by approximately $121,200 for members of the Board of Directors compared to the same period of 2007. This increase is primarily attributable to grants to new employees and additional grants to existing employees and board members. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Rent expense, along with common area maintenance fees, for the second quarter of 2008 increased by approximately $124,600 compared to the same period last year. During the third quarter of 2007, we leased additional office space to accommodate the growth in personnel required to support our expansion of clinical trials. Our rentable office space increased from approximately 7,300 square feet to approximately 19,800 square feet. Compensation expense for the second quarter of 2008 was approximately $54,500 higher than the same period in 2007 due to staff additions and salary adjustments. All other general and administrative expenses increased by approximately $39,700 for the second quarter of 2008 compared to the same period in 2007 to support our corporate growth.

Research and development expenses: For the three months ended June 30, 2008, research and development expenses were $14,455,268 compared to $7,224,169 for the three months ended June 30, 2007, an increase of approximately $7,231,000. Clinical development expenses in the second quarter of 2008 were approximately $3,771,400 higher than in the second quarter of 2007 due to an increase in sponsored clinical trials and start-up costs associated with the Phase III clinical trial for CB7630 initiated in April 2008. Included in the start-up cost associated with the Phase III clinical trial were approximately $2 million of non-recurring charges. Licensing fees increased $3,762,600 for the second quarter of 2008 compared to the same period in the prior year. The increase includes a milestone payment to BTG plc, which was triggered by our initiation of a Phase III clinical trial for CB7630 in April 2008. We do not expect additional licensing fees for the remainder of 2008. Compensation expense increased by approximately $1,038,700 for the second quarter of 2008 compared to the same period in the prior year as staffing has increased from nine full-time and two part-time employees to thirty-three full-time employees. Second quarter recruiting fees increased by approximately $146,100 compared to the same period last year due to the increased staffing required to support our clinical trials. Stock-based compensation expense for employees increased approximately $309,000 reflecting grants to new employees and additional grants to existing employees. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Consulting fees were approximately $283,400 higher in the second quarter of 2008 versus the same period in the prior year to support increases in our sponsored clinical trials. Non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. Non-employee stock based compensation for the second quarter of 2008 decreased approximately $894,200 compared to the second quarter of 2007, primarily driven by a lower number of unvested shares in the second quarter of 2008 versus the second quarter of 2007 as well as a smaller increase in stock price in the second quarter of 2008 versus the second quarter of 2007. Manufacturing expense for the second quarter of 2008 decreased $1,219,800 compared to the same period in 2007 due to lower product delivery and a decrease in process development costs. We expect manufacturing expense to increase over the remainder of 2008 as we continue to optimize manufacturing processes and increase product delivery associated with growth in our sponsored clinical trials. All other expenses for the second quarter of 2008 increased by approximately $32,800 compared to the same period last year to support increases in our sponsored clinical trials.

Interest income: For the three months ended June 30, 2008, we recorded approximately $799,500 in interest income compared to approximately $676,200 for the same period last year. The increase is attributed to significantly higher balances of cash, cash equivalents and short-term investments as a result of the net proceeds we received from our June 2007 and December 2007 private placements.

Other income (expense): For the three months ended June 30, 2008, we recorded approximately $51,100 in foreign exchange gain on invoices paid in foreign currencies. For the same period last year we incurred no other income (expense).

Liquidity and capital resources

As of June 30, 2008, we had approximately $73.4 million in cash and cash equivalents and $43.2 million in short-term and long-term investment securities that may be liquidated to provide cash if needed; however, we are still a development stage company that has not generated any revenues from operations. We reported a net loss of $22,010,104 and negative cash flows from operating activities of $18,734,850 for the six months ended June 30, 2008. The net loss from date of inception, May 14, 2003, to June 30, 2008 amounted to $77,079,001, while the negative cash flow from operating activities was $59,731,360.

We have financed our operations since inception primarily through equity and debt financing. During the six months ended June 30, 2008, we had a net decrease in cash and cash equivalents of $22,948,171. Net cash used in operating activities of $18,734,850 and the net purchase of investments of $4,475,528 account for essentially all of the decrease. Net cash used in operating activities was comprised of a net loss of approximately $22,010,000 adjusted for non-cash items of approximately $1,714,000, an increase in prepaid expenses and other of approximately $1,130,500 and an increase in accounts payable and accrued expenses of approximately $2,691,800. The increase in prepaid expenses and other reflects the payment of our business insurance, which is amortized over the life of the various policies and a prepayment for our Phase III trial. The increase in accounts payable and accrued expenses reflects increased activity in supporting our clinical trials, manufacturing of product for clinical trials and associated regulatory work.

We expect to continue to incur losses for the foreseeable future. Therefore, we will need additional equity or debt financing, or we will need to generate revenue from either licensing of our products or entering into strategic alliances to sustain our operations until we can achieve profitability and positive cash flows, if ever. Given the current and desired pace of clinical development of our three product candidates, management estimates that there is sufficient cash, cash equivalents, and investments available for sale to fund clinical development through 2009 and into 2010.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding we obtain will be sufficient to meet our needs in the long term. Through June 30, 2008, a significant portion of our financing has been through private placements of common and preferred stock.

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

Financings

On December 20, 2007, we sold in a private placement to various institutional investors an aggregate of 3,000,000 shares of common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87 million before deducting selling commissions and expenses. The shares were sold pursuant to a securities purchase agreement with the investors. In addition to the purchase agreement, on December 14, 2007 we also entered into a registration rights agreement with the investors dated December 14, 2007 pursuant to the terms of which we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering. The registration statement was declared effective on January 25, 2008. In connection with the offering, we engaged Leerink Swann LLC as lead placement agent. In addition, we engaged Cowen and Company, LLC and Lazard Freres & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placement agents an aggregate cash fee equal to 6% of the total gross proceeds received from sale of the shares. We also paid the placement agents an aggregate of $45,528 for reimbursable expenses. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering, pursuant to an October 6, 2005 agreement, as amended, between us and Paramount. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we expect to spend approximately $55 million to $60 million.

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

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner than planned or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of equity or debt, and other sources. We may seek to access the public or private equity markets when conditions are favorable to fund our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interests of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Research and Development Projects

CB7630. In April 2004, we licensed from BTG plc, a British corporation, the exclusive, worldwide rights to abiraterone acetate, which is an orally available, targeted inhibitor of the steroidal enzyme known as 17a -hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB7630 may reduce testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

In April 2008, we commenced patient enrollment in a Phase III clinical trial (COU-AA-301) of CB7630. The Phase III trial is a randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have failed docetaxel-based chemotherapy. Similar to the patient populations in our Phase II trials COU-AA-003 and COU-AA-004, patients are allowed to have received up to two prior chemotherapy regimens before entering the trial. The trial will enroll approximately 1,160 patients who will be randomized (2:1) to receive either CB7630 plus prednisone or placebo plus prednisone. The trial will be conducted at approximately 150 sites in North America, Europe and Australia. The primary endpoint of the trial will be overall survival.

We also plan to conduct a second Phase III trial of CB7630 in advanced prostate cancer patients. This second trial will investigate the efficacy of CB7630 as a second-line hormonal therapy in patients with chemotherapy-naïve metastatic hormone-refractory prostate cancer with a rising PSA, despite treatment with hormonal therapy. The patient population in this trial will be analogous to the patient population treated in our previous clinical trials, COU-AA-001 and COU-AA-002. We currently anticipate that this trial will be initiated in the second half of 2008. Additionally, we plan to initiate a Phase I/II trial of CB7630 in patients with advanced breast cancer during the third quarter of 2008.

Through June 30, 2008, we have incurred approximately $48,034,000 of costs related to the development of CB7630, of which $17,574,000 were incurred during the six months ended June 30, 2008. Currently, we anticipate that we will need to spend approximately an additional $10 million to $18 million to fund the development of CB7630 in fiscal 2008, and at least an aggregate of approximately $75 million to $90 million until (and if) we receive approval from the FDA for CB7630. Should we choose to continue development of CB7630, we expect that it will take an additional two to four years before we obtain FDA approval, if ever.

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

In December 2007, we initiated a Phase I trial of CB3304 in patients with multiple myeloma. This Phase I trial is an open label, dose escalating study to evaluate the safety and efficacy of CB3304 administered daily to patients with relapsed or refractory multiple myeloma. The trial is being conducted at Weill Cornell Medical College and Columbia-Presbyterian Medical Center.

Through June 30, 2008, we have incurred approximately $1,646,400 of cost related to the development of CB3304. Currently, we anticipate that we will need to expend approximately an additional $2 million to $3 million in development costs in fiscal 2008 and at least an aggregate of approximately $70 million to $85 million until we receive FDA approval for CB3304. Should we choose to continue development we expect that it will take an additional six to eight years before we complete development and obtain FDA approval of CB3304, if ever.

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

Through June 30, 2008, we have incurred approximately $838,200 of cost related to the development of CB1089. Currently, we anticipate that we will need to expend approximately an additional $2 million to $3 million in development costs in fiscal 2008 and at least an aggregate of approximately $70 million to $85 million until we receive FDA approval for CB1089. Should we choose to continue development, we expect that it will take an additional six to eight years before we complete development and obtain FDA approval of CB1089, if ever.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk is confined to our cash, cash equivalents and restricted cash and investments, the majority of which have maturities of less than one year. The goals of our investment policy are liquidity and capital preservation. Our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including U.S. government agencies, corporate bonds, commercial paper and money market funds. If the market interest rate decreases by 100 basis points, or 1%, the fair value of our cash equivalents and available for sale securities portfolio would have minimal impact on the carrying value of our portfolio.

Our license agreement with BTG, plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organization that require payment in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments. As mentioned in Item 2, we incurred an exchange gain of approximately $23,700 during the first half of 2008.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Vice President, Finance, concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Under Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, warrantholders exercised their right to purchase 3,624 shares of our common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $30,007. Additionally, during the three months ended June 30, 2008, we issued 69,702 shares of common stock to warrantholders who executed a cashless exercise.

Sales of the securities identified above were made pursuant to private transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and acquired the shares for investment and not distribution, they could bear the risks of the investment, and they could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders at the Luxe Hotel Sunset Boulevard in Los Angeles, California on June 17, 2008. Our stockholders took the following actions:

(i) Stockholders elected six directors to serve until the next Annual Meeting of Stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
Alan H. Auerbach	10,883,647	466,551
Arie S. Belldegrun	10,877,972	472,226
Russell H. Ellison	10,881,647	468,551
Thomas R. Malley	11,177,900	172,298
Harold J. Meyers	11,175,425	174,773
Michael S. Richman	11,177,900	172,298
Samuel R. Saks	11,177,900	172,298

(ii) A proposal to approve an amendment to our 2003 Stock Option Plan did not receive the requisite affirmative vote of our stockholders and failed. There were 3,985,005 votes cast for the proposal; 6,427,349 votes were cast against the proposal; 13 votes abstained; and there were 937,831 broker non-votes.

(iii) The stockholders ratified and approved the appointment of J.H. Cohn LLP as our independent registered public accounting firm. There were 11,312,594 votes cast for the proposal; there were 1,642 votes against the proposal, 35,962 abstentions and no broker non-votes.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: August 11, 2008	By:	/s/Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date: August 11, 2008	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer and Vice President, Finance

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.