Form 10-Q
period 2008-09-30
Cougar Biotechnology, Inc.
filed 2008-11-10
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of November 4, 2008 there were 20,732,975 shares of the registrant’s common stock, $.0001 par value, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$63,897,315	$96,335,893
Short-term investment securities, at fair value	42,277,562	39,001,651
Prepaid expenses and other assets	1,788,913	1,301,102

Total current assets	107,963,790	136,638,646
Property and equipment, net	621,498	454,265
Restricted certificate of deposit	1,038,747	1,016,317
Deposits and other	519,087	197,321

Total assets	$110,143,122	$138,306,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,453,174	$1,204,986
Accrued expenses	3,832,310	2,369,555

Total current liabilities	9,285,484	3,574,541
Deferred rent	54,991	53,150

Total liabilities	9,340,475	3,627,691

Commitments and contingencies
Stockholders’ equity:
Series A Redeemable Convertible Preferred Stock - $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock - $.0001 par value; 100,000,000 shares authorized; 20,732,975 shares issued and outstanding at September 30, 2008 and 20,526,571 shares issued and outstanding at December 31, 2007	2,074	2,053
Additional paid-in capital	194,419,353	189,745,702
Deficit accumulated during the development stage	(93,417,384)	(55,068,897)
Accumulated other comprehensive loss	(201,396)	—

Total stockholders’ equity	100,802,647	134,678,858

Total liabilities and stockholders’ equity	$110,143,122	$138,306,549

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from May 14, 2003 (date of inception) to September 30,
	2008	2007	2008	2007	2008
Operating expenses:
General and administrative	$2,858,645	$1,455,552	$6,534,671	$4,961,580	$20,134,279
Research and development	14,094,874	7,299,899	34,456,722	20,566,014	76,630,422
Depreciation	63,982	17,938	175,262	48,591	292,504

Totals	17,017,501	8,773,389	41,166,655	25,576,185	97,057,205

Loss from operations	(17,017,501)	(8,773,389)	(41,166,655)	(25,576,185)	(97,057,205)

Other income (expenses):
Interest income	639,064	843,171	2,754,408	1,901,628	6,811,525
Interest expense	—	—	—	—	(1,311,895)
Other income (expense)	40,054	—	63,760	(486,342)	(1,859,809)

Totals	679,118	843,171	2,818,168	1,415,286	3,639,821

Net loss	(16,338,383)	(7,930,218)	(38,348,487)	(24,160,899)	(93,417,384)
Accretion of dividends on preferred stock	—	—	—	(309,863)	(1,583,496)
Accretion of issuance costs on preferred stock	—	—	—	(80,980)	(445,393)
Net loss applicable to common stock	$(16,338,383)	$(7,930,218)	$(38,348,487)	$(24,551,742)	$(95,446,273)

Net loss per common share - basic and diluted	$(0.79)	$(0.45)	$(1.86)	$(1.77)

Weighted-average common shares outstanding - basic and diluted	20,681,085	17,486,470	20,601,769	13,881,092

Comprehensive loss, net of tax:
Net loss	$(16,338,383)	$(7,930,218)	$(38,348,487)	$(24,160,899)	$(93,417,384)
Unrealized loss	(201,396)	—	(201,396)	—	(201,396)

Comprehensive loss	$(16,539,779)	$(7,930,218)	$(38,549,883)	$(24,160,899)	$(93,618,780)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		Period from May 14, 2003 (date of inception) to September 30,
	2008	2007	2008
Operating activities:
Net loss	$(38,348,487)	$(24,160,899)	$(93,417,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175,263	48,591	292,505
Option compensation for non-employees	741,663	3,863,315	7,141,742
Stock issued for compensation - non-employees	—	—	84,888
Option compensation for employees	3,192,735	1,142,102	6,010,501
Common stock issued for accrued interest	—	—	13,048
Preferred stock issued for accrued interest	—	—	117,429
Common stock issued for liquidated damages	—	453,434	1,254,930
Stock issued for compensation - employees	—	—	131,625
Amortization of discount on notes payable	—	—	486,782
Amortization of debt issuance costs	—	—	702,591
Accrual of deferred rent	1,841	6,983	21,240
Amortization of discount on investments	43,534	(282,226)	(507,426)
Other	—	—	97,366
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(809,577)	648,488	(2,308,001)
Accounts payable and accrued expenses	5,710,943	3,346,748	9,685,570

Net cash used in operating activities	(29,292,085)	(14,933,464)	(70,288,594)

Investing activities:
Purchase of investments	(57,320,841)	(44,363,329)	(125,371,530)
Proceeds from maturities of investments	53,800,000	21,600,000	83,400,000
Purchases of equipment	(342,496)	(93,004)	(880,253)
Purchase of restricted certificate of deposit	(22,430)	(1,000,000)	(1,038,747)

Net cash used in investing activities	(3,885,767)	(23,856,333)	(43,890,530)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368
Net proceeds from issuance of common stock	—	46,846,191	137,262,608
Net proceeds from exercise of warrants	221,044	291,952	686,777
Net proceeds from exercise of options	518,230	53,644	579,376
Preferred stock dividends paid	—	(563,075)	(563,074)
Payment of debt issuance costs	—	—	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	—	(50,000)
Proceeds from issuance of convertible notes payable	—	—	6,145,120
Net cash provided by financing activities	739,274	46,628,712	178,076,439

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,		Period from May 14, 2003 (date of inception) to September 30,
	2008	2007	2008
Net increase (decrease) in cash and cash equivalents	(32,438,578)	7,838,915	63,897,315
Cash and cash equivalents, beginning of period	96,335,893	14,129,911	—

Cash and cash equivalents, end of period	$63,897,315	$21,968,826	$63,897,315

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$—	$38,314,126	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$—	$400,086	$400,086

Issuance of common stock for preferred stock dividend payment	$—	$1,020,421	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000

Value of warrants charged to debt and note issuance costs	$—	$—	$303,553

Value of warrants issued with notes payable	$—	$—	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$—	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS (CONCLUDED)

(Unaudited)

	Nine Months Ended September 30,		Period from May 14, 2003 (date of inception) to September 30,
	2008	2007	2008
Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$27,390

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

NOTE 2. Basis of Presentation

The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products, and through September 30, 2008 its efforts have been principally devoted to identifying and acquiring rights to technologies underlying pharmaceutical drug candidates, by license or otherwise, developing such technologies, raising capital and recruiting personnel. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2008, or for any subsequent period. These condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008. The condensed balance sheet at December 31, 2007, has been derived from the audited financial statements included in the 2007 Annual Report on Form 10-KSB.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing. Through September 30, 2008, a significant portion of its financing has been through private placements of common stock and preferred stock. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash, cash equivalents, and investments available-for-sale to fund clinical development through 2009 and into 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

INVESTMENT SECURITIES

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Currently, unrealized losses on investment securities of approximately $201,400 have been recorded to comprehensive loss. The amortization and accretion and interest income are included in interest income within the statements of operations.

ASSETS MEASURED AT FAIR VALUE ON A RECURRING BASIS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows through September 30, 2008.

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

Following are the major categories of assets measured at fair value on a recurring basis during the nine months ended September 30, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$62,970,704	$—	$—	$62,970,704
Corporate debt securities	—	17,621,910	—	17,621,910
Treasury bills	—	15,443,166	—	15,443,166
Asset-backed securities	—	9,212,486	—	9,212,486

	$62,970,704	$42,277,562	$—	$105,248,266

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s investment in cash equivalents consist of short-term (less than 90 days) investments in money market funds. The major portion of the cash equivalents is invested in money market funds that are priced at fair value, actively traded, have no restriction on the timing or amounts of withdrawal, and thus are recorded in Level 1 above.

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

STOCK- BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. Through September 30, 2008, a total of 3,344,385 shares of the Company’s common stock have been reserved for issuance under the Plan.

The Company values employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2008 will be based largely upon the amortization of costs for awards granted in 2008 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying statements of operations related to employee stock-based compensation were $1,460,733 and $3,192,735 for the three and nine months ended September 30, 2008, respectively, and $587,395 and $1,142,102 for the three and nine months ended September 30, 2007, respectively.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. To date, the Company has only awarded “plain vanilla options” as determined by SEC Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment.” The Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2008, after which the Company will be required to adopt another method to determine the expected life of the option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur; instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used during the nine months ended September 30:

	2008	2007
Dividend yield	0%	0%
Expected volatility	62%	79%
Risk-free interest rate	3.5%	4.7%
Expected life	6.2 years	6.2 years

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three and nine months ended September 30, 2008, the Company recognized expense (increase in fair value of the stock option grants) of $850,818 and $741,663, respectively. For the three months ended September 30, 2007, the Company recognized a decrease in fair value of the stock option grants of $140,767 for services rendered and such decrease in expense was included in the accompanying statements of operations. For the nine months ended September 30, 2007, the Company recognized expense (increase in fair value of the stock option grants) of $3,863,315 for services rendered and such expense was included in the accompanying statements of operations.

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions at September 30:

	2008	2007
Dividend yield	0%	0%
Expected volatility	74%	78%
Risk-free interest rate	3.9%	4.6%
Expected life	8 years	4 years

The price volatility for the calculation of value of options to non-employees was computed using an average of historical volatility of six public companies in the same industry.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39
Outstanding at December 31, 2003	38,411	0.39

Granted in the year ended December 31, 2004	597,292	1.25
Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02
Granted in the nine months ended September 30, 2008	735,900	29.05
Exercised	(100,743)	5.14
Cancellations	(22,000)	20.93

Outstanding at September 30, 2008	3,141,119	12.95	7.90	$64,598,713

Exercisable at September 30, 2008	1,591,888	$4.90	6.80	$45,360,161

At September 30, 2008, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was $19,769,977, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2008 was $20.89 and $18.63 per share, respectively.

During the three and nine months ended September 30, 2008, employees exercised their right to purchase 69,743 and 100,743 shares of common stock, respectively, pursuant to vested stock option grants. The intrinsic value of the shares exercised for the three and nine months ended September 30, 2008 was $2,069,437 and $2,829,647, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented, as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because exercise of the Company’s outstanding options and warrants would have been anti-dilutive due to the Company’s net losses. Potentially dilutive securities excluded from the calculations amounted to 3,565,528 shares at September 30, 2008, comprised of 3,141,119 shares issuable upon exercise of options and 424,409 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 3,067,773 shares at September 30, 2007, comprised of 2,512,729 shares issuable upon exercise of options and 555,044 shares issuable upon exercise of warrants.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NEW ACCOUNTING STANDARDS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and clarifies the application of SFAS 157 in a market that is not active and provides guidance on key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance provided by this FSP, which was effective upon issuance, did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible assets or liabilities at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In adopting SFAS 159, the Company did not elect the fair value option for any financial assets or liabilities.

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

In September 2007, FASB issued EITF Issue No. 07-01 “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 affects entities that have entered into arrangements not conducted through a separate legal entity. According to EITF 07-01, a collaborative arrangement is within the scope of EITF 07-01 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. EITF 07-01 also provides that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” or other applicable generally acceptable accounting principle applied consistently. EITF 07-01 further provides that the equity method of accounting under Accounting Principles Board (“APB”) Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-01 will be effective for periods that begin after December 15, 2008 and will be accounted for as a change in accounting principle through retrospective application. The adoption of EITF 07-01 is not expected to have a material impact on the Company’s results of operations or financial position.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. Stockholders’ Equity

EXERCISE OF WARRANTS

During the three and nine months ended September 30, 2008, warrantholders exercised their right to purchase 13,892 and 26,696 shares, respectively, of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants for the three and nine months ended September 30, 2008, were $115,026 and $221,044, respectively. During the three and nine months ended September 30, 2007, warrantholders exercised their right to purchase 26,576 and 35,260 shares, respectively, of the Company’s common stock at an exercise price of $8.28 per share. Additionally, during the three and nine months ended September 30, 2008, the Company issued 8,669 and 78,965 shares, respectively, of common stock to warrantholders who exercised their options pursuant to a cashless (net) exercise feature, which resulted in the forfeiture of 1,356 and 18,014 warrant shares, respectively. During the three and nine months ended September 30, 2007, the Company issued 15,640 and 410,163 shares, respectively, of common stock to warrantholders who executed a cashless (net) exercise. The cashless (net) exercise of the warrants resulted in the forfeiture of warrant shares of 4,410 and 186,186 for the three and nine months ended September 30, 2007, respectively.

EXERCISE OF STOCK OPTIONS

During the three and nine months ended September 30, 2008, stock option holders exercised their right to purchase 69,743 and 100,743 shares, respectively, of the Company’s common stock at an average exercise price of $5.19 and $5.14 per share, respectively. Proceeds from the exercise of the stock options for the three and nine months ended September 30, 2008, were $362,039 and $518,230, respectively.

NOTE 5. Subsequent Event

At a special meeting of the Company’s stockholders held on October 29, 2008, the Company’s 2003 Stock Option Plan (the “Plan”) was amended to increase the number of shares of the Company’s common stock issuable under the Plan from 3,344,385 to 4,600,000 shares, and to prohibit the re-pricing of stock options and other incentives granted under the Plan without stockholder approval.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a Los Angeles, California based development-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to treat cancer. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development, and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to obtain FDA approval to market any of our product candidates until approximately 2011.

Currently, a large portion of development expenses have related to our lead product candidate, CB7630 (abiraterone acetate). As we proceed with the clinical development of CB7630 and as we further develop CB3304 (noscapine) and CB1089 (seocalcitol), our second and third product candidates, respectively, our research and development expenses will increase significantly. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance development of our product candidates. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements using the intrinsic method in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure provisions of SFAS No. 123(R), as the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods, although we are recording charges related to options granted prior to January 1, 2006 on a prospective basis. Compensation expense for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 and EITF No. 96-18. The expense is based on the fair value of the equity instruments issued and is included in the respective categories of expense in the statement of operations. We expect to record additional future non-cash compensation expenses, which may be significant.

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008.

We adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) in January 2008. The implementation of SFAS 157 has not had a material impact on our results of operations or financial position.

We adopted FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), in January 2008. In adopting SFAS 159 the Company did not elect the fair value option for any financial assets or liabilities.

We adopted EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”), in January 2008. The implementation of EITF 07-03 has not had a material impact on our results of operations or financial position.

Results of Operations

Nine months ended September 30, 2008 Compared to Nine months Ended September 30, 2007

General and administrative expenses: For the nine months ended September 30, 2008, general and administrative expenses were $6,534,671 compared to $4,961,580 for the nine months ended September 30, 2007, an increase of approximately $1,573,100. General and administrative expenses for the nine months ended September 30, 2007 included one time milestone-based performance bonuses of $1,350,000 paid to the Chief Executive Officer. During the nine months ended September 30, 2008, stock-based compensation expense increased by approximately $651,100 for employees and by approximately $387,800 for members of the Board of Directors, resulting primarily from grants to new employees and additional grants to existing employees and board members. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Compensation expense for the nine months ended September 30, 2008 was approximately $551,400 higher than the same period in 2007 due to personnel additions and salary adjustments. Legal expenses for the nine months ended September 30, 2008 were approximately $470,800 higher than the same period in 2007 due to vendor and clinical trial site contract negotiations associated with a Phase III clinical trial of CB7630 initiated in April 2008. We expect legal costs to remain at this level for the remainder of 2008 as we anticipate commencing a second Phase III clinical trial during the fourth quarter of 2008. Rent expense and common area maintenance fees for the nine months ended September 30, 2008 increased by approximately $287,200 compared to the same period last year. During the third quarter of 2007, we leased additional office space to accommodate staff growth required to support our expansion of clinical trials. Our office space increased from approximately 7,300 square feet to approximately 19,800 square feet. Regulatory and franchise tax fees have increased by approximately $144,200 for the nine months ended September 30, 2008 compared to the same period in 2007 due to the increase in common shares outstanding as a result of our private placement in December 2007. General liability insurance costs for the nine months ended September 30, 2008 increased by approximately $112,000 compared to the same period in 2007 due to increased product liability coverage related to the Phase III clinical trial of CB7630. Board of Directors compensation for the nine months ended September 30, 2008 increased by approximately $104,500 compared to the same period in the prior year due to an increase in the number of board members and an increase in the annual retainer paid to each board member. All other general and administrative expenses increased by approximately $214,100 to support our corporate growth for the nine months ended September 30, 2008 compared to the same period in 2007.

As noted above, during the period ending September 30, 2007 we paid a milestone-based bonus of $1,350,000 to the Chief Executive Officer. There have been no such bonus payments for the period ending September 30, 2008.

Research and development expenses: For the nine months ended September 30, 2008, research and development expenses were $34,456,721 compared to $20,566,014 for the nine months ended September 30, 2007, an increase of approximately $13,890,700. Clinical development expenses in the first nine months of 2008 were approximately $7,504,300 higher than in the first nine months of 2007 due to an increase in sponsored clinical trials and costs associated with our ongoing Phase III clinical trial of CB7630. Licensing fees increased $3,762,500 for the nine months ended September 30, 2008 compared to the same period in the prior year. The increase includes a milestone payment to BTG plc, which was triggered by our initiation of a Phase III clinical trial of CB7630 in April 2008. We do not expect any additional licensing fee payments for the remainder of 2008. We expect the remaining clinical development cost to continue to increase as our Phase III clinical trial enrollment increase and the initiation of a second Phase III during the fourth quarter of 2008. Compensation expense increased approximately $3,042,600 for the nine months ended September 30, 2008, compared to the same period in the prior year as staffing has increased from twelve full-time employees to forty-four full-time employees. We also recorded an increase in employee stock-based compensation expense of approximately $1,011,700, recruiting fees of approximately $460,400 and travel expense of approximately $287,000 for the nine months ended September 30, 2008, compared to the same period in 2007, reflecting the increase in staff. Consulting fees were approximately $1,654,400 higher in the first nine months of 2008 versus the same period in the prior year reflecting increased support for our sponsored clinical trials. Unvested non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. Non-employee stock-based compensation for the nine months ending September 30, 2008 was approximately $3,262,400 less than we recorded for the same period in 2007. During the first nine months of 2007 the fair value of stock increased from $4.50 per share at December 31, 2006 to $25.50 per share at September 30, 2007 resulting in approximately $3,863,300 of stock-based compensation. For the nine months ended September 30, 2008 the fair value of our stock increased from $32.70 per share at December 31, 2007 to $33.39 per share at September 30, 2008. The decrease in the non-employee stock-based compensation is attributed to the smaller increase in the fair value of a share of our common stock applied to a smaller number of unvested stock option shares. Our manufacturing expense for the nine months ended September 30, 2008 declined approximately $1,224,900 compared to the same period in 2007 due to loss product delivery and a decrease in process development costs. We expect manufacturing expense to increase over the remainder of 2008 as we continue to optimize manufacturing processes and increase product delivery associated with growth in our sponsored clinical trials. All other expenses for the nine months ended September 30, 2008 increased approximately $655,100 compared to the same period last year and reflect increased support requirements for our sponsored clinical trials.

Interest income: For the nine months ended September 30, 2008, we recognized approximately $2,754,400 in interest income compared to approximately $1,901,600 for the same period last year. The increase is attributed to significantly higher balances of cash, cash equivalents and short-term investments as a result of funds received from our May 2007 and December 2007 private placements. We anticipate a decrease in rate of return on our investment portfolio as our available for sale securities have been and continue to be converted to U.S. Treasury Obligations.

Other income(expense): For the nine months ended September 30, 2008, we recorded approximately $63,800 in foreign exchange gain on invoices paid in foreign currencies. For the same period last year, we realized expense related to our payment of liquidated damages of approximately $486,300 which were paid to certain of our stockholders, of which approximately $453,400 was paid in common stock as a result of the delay in registration of shares purchased in our April 2006 private placement.

Comprehensive income(expense): For the nine months ended September 30, 2008, we recognized approximately $201,400 of unrealized loss on our investment portfolio. Prior to the third quarter of 2008, we had not recognized any unrealized gain(loss) as it had been immaterial. We anticipate recovering approximately $76,600 of the unrealized loss in the fourth quarter of 2008 as a portion of our investment portfolio matures.

Three Months ended September 30, 2008 Compared to Three Months Ended September 30, 2007

General and administrative expenses: For the three months ended September 30, 2008, general and administrative expenses were $2,858,645 compared to $1,455,552 for the three months ended September 30, 2007, an increase of approximately $1,403,100. During the three months ended September 30, 2008, stock-based compensation expense increased by approximately $369,100 for employees and by approximately $131,700 for members of the Board of Directors compared to the same period of 2007. This increase is primarily attributable to grants to new employees and additional grants to existing employees and board members. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Compensation expense for the third quarter of 2008 was approximately $355,500 higher than the same period in 2007 due to staff additions and salary adjustments. Legal expenses for the third quarter of 2008 were approximately $285,100 higher than the same period in 2007 due to vendor and site contract negotiations associated with our on going Phase III clinical trial of CB7630.

We expect legal costs to remain constant over the remainder of 2008 as vendor and site contract negotiations are concluded. All other general and administrative expenses increased by approximately $261,700 for the third quarter of 2008 compared to the same period in 2007 to support our corporate growth.

Research and development expenses: For the three months ended September 30, 2008, research and development expenses were $14,094,874 compared to $7,299,899 for the three months ended September 30, 2007, an increase of approximately $6,795,000. Clinical development expenses in the third quarter of 2008 were approximately $2,608,000 higher than in the third quarter of 2007 due to an increase in our sponsored clinical trials and start-up costs associated with our ongoing Phase III clinical trial of CB7630, which was initiated in April 2008. Compensation expense increased by approximately $1,231,400 for the third quarter of 2008 compared to the same period in the prior year as staffing has increased from twelve full-time and two part-time employees to forty-four full-time employees. Third quarter recruiting fees increased by approximately $165,100 compared to the same period last year due to the increased staffing required to support our clinical trials. Stock-based compensation expense for employees increased approximately $372,600 reflecting grants to new employees and additional grants to existing employees. We expect stock-based compensation to continue to increase as additional employees are hired and additional grants are awarded. Consulting fees were approximately $1,264,600 higher in the third quarter of 2008 versus the same period in the prior year to support increases in our sponsored clinical trials. Non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. Non-employee stock based compensation for the third quarter of 2008 increased approximately $723,000 compared to the third quarter of 2007, primarily driven by an increase in stock price in the third quarter of 2008 versus the third quarter of 2007. All other expenses for the third quarter of 2008 increased by approximately $430,300 compared to the same period last year to support increases in our sponsored clinical trials.

Interest income: For the three months ended September 30, 2008, we recorded approximately $639,100 in interest income compared to approximately $843,200 for the same period last year. The decrease is attributed to a lower return on our investment portfolio due to the current market conditions. As the available for sale securities have matured we have converted these investments into U.S. Treasury Obligations.

Other income (expense): For the three months ended September 30, 2008, we recorded approximately $40,100 in foreign exchange gain on invoices paid in foreign currencies. For the same period last year we incurred no other income (expense).

Comprehensive income(expense): For the three months ended September 30, 2008, we recognized approximately $201,400 of an unrealized loss on our investment portfolio compared to the same period last year. We anticipate recovering approximately $76,600 of the unrealized loss in the fourth quarter of 2008 as a portion of our investment portfolio matures.

Liquidity and capital resources

As of September 30, 2008, we had approximately $63.9 million in cash and cash equivalents and $42.3 million in short-term investment securities that may be liquidated to provide cash if needed; however, we are still a development stage company that has not generated any revenues from operations. We reported a net loss of $38,348,487 and $16,338,383 for the nine and three months ending September 30, 2008, respectively, and negative cash flows from operating activities of $29,292,085 and $10,557,231 for the nine and three months ended September 30, 2008, respectively. The net loss from date of inception, May 14, 2003, to September 30, 2008, amounted to $93,417,384, while the negative cash flow from operating activities during that period was $70,288,594.

We have financed our operations since inception primarily through equity financing. During the nine months ended September 30, 2008, we had a net decrease in cash and cash equivalents of $32,438,578. Net cash used in operating activities of $29,292,085 and the net purchase of investments of $3,520,841 account for essentially all of the decrease. Net cash used in operating activities was consisted of a net loss of approximately $38,348,500 adjusted for non-cash items of approximately $4,155,000, an increase in prepaid expenses and other assets of approximately $809,600 and an increase in accounts payable and accrued expenses of approximately $5,710,900. The increase in prepaid expenses and other assets reflects the payment of our business insurance, which is amortized over the life of the various policies and a prepayment for our Phase III trial of CB7630. The increase in accounts payable and accrued expenses reflects increased activity in supporting our clinical trials, manufacturing of product for clinical trials and associated regulatory work.

We expect to continue to incur losses for the foreseeable future. Therefore, we will need additional equity or debt financing, or we will need to generate revenue from either licensing of our products or entering into strategic alliances to sustain our operations until we can achieve profitability and positive cash flows, if ever. Given the current and desired pace of clinical development of our three product candidates, management estimates that we have sufficient cash, cash equivalents, and investments available for sale to fund clinical development through 2009 and into 2010.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding we obtain will be sufficient to meet our needs in the long term. Through September 30, 2008, a significant portion of our financing has been through private placements of common and preferred stock.

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

Financings

On December 20, 2007, we sold in a private placement to various institutional investors 3,000,000 shares of common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87 million before deducting selling commissions and expenses. The shares were sold pursuant to a securities purchase agreement with the investors. In addition to the purchase agreement, on December 14, 2007 we also entered into a registration rights agreement with the investors dated December 14, 2007 pursuant to the terms of which we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering. The registration statement was declared effective on January 25, 2008. In connection with the offering, we engaged Leerink Swann LLC as lead placement agent. In addition, we engaged Cowen and Company, LLC and Lazard Freres & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placement agents an aggregate cash fee equal to 6% of the total gross proceeds received from sale of the shares. We also paid the placement agents an aggregate of $45,528 for reimbursable expenses. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering, pursuant to an October 6, 2005 agreement, as amended, between us and Paramount. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

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

Research and Development Projects

CB7630. In April 2004, we licensed from BTG plc, a British corporation, the exclusive, worldwide rights to abiraterone acetate, which is an orally available, targeted inhibitor of the steroidal enzyme known as 17 alpha-hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB7630 may reduce testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

In April 2008, we commenced patient enrollment in a Phase III clinical trial (COU-AA-301) of CB7630. The Phase III trial is a randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have failed docetaxel-based chemotherapy. Patients in the study are allowed to have received up to two prior chemotherapy regimens before entering the trial. The trial will enroll approximately 1,160 patients who will be randomized (2:1) to receive either CB7630 plus prednisone or placebo plus prednisone. The trial will be conducted at approximately 150 sites in North America, Europe and Australia. The primary endpoint of the trial is overall survival.

We also plan to conduct a second Phase III trial of CB7630 in advanced prostate cancer patients. This second trial will investigate the efficacy of CB7630 as a second-line hormonal therapy in patients with chemotherapy-naïve metastatic hormone-refractory prostate cancer with a rising PSA, despite treatment with hormonal therapy. We currently anticipate that this trial will be initiated in the fourth quarter of 2008. Additionally, we plan to initiate a Phase I/II trial of CB7630 in patients with advanced breast cancer during the fourth quarter of 2008.

Through September 30, 2008, we have incurred approximately $55,595,300 of costs related to the development of CB7630, of which $25,135,300 were incurred during the nine months ended September 30, 2008. Currently, we anticipate that we will need to spend approximately an additional $40 million to $45 million to fund the development of CB7630 during the next 12 months, and at least an aggregate of approximately $80 million to $90 million until (and if) we receive approval from the FDA for CB7630. Should we choose to continue development of CB7630, we expect that it will take an additional two to three years before we obtain FDA approval, if ever.

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

Through September 30, 2008, we have incurred approximately $1,766,400 of cost related to the development of CB3304. Currently, we anticipate that we will expend approximately an additional $2 million to $3 million in development costs during the next 12 months and at least an aggregate of approximately $70 million to $85 million until (and if) we receive FDA approval for CB3304. Should we choose to continue development we expect that it will take an additional six to eight years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. In June 2005, we licensed from LEO Pharma A/S the exclusive, worldwide rights to seocalcitol, or CB1089, which is an analog of vitamin D. We believe that a number of pre-clinical studies have shown that vitamin D, or more specifically its biologically active metabolite “calcitriol,” has demonstrated anticancer activity in a number of different tumors including prostate, breast, pancreas, colon, skin and brain cancer. CB1089 has been tested as a single agent in a number of clinical trials including hepatocellular carcinoma, colorectal cancer, breast cancer and pancreatic cancer. Evidence of antitumor activity has been seen in hepatocellular carcinoma and colorectal cancer. More specifically, in a Phase II trial of CB1089 in 33 patients with inoperable hepatocellular carcinoma, two patients demonstrated a complete response and 12 patients showed stable disease. However, in subsequent trials CB1089, at the dose and regimen tested, did not demonstrate the ability to increase survival in patients with inoperable hepatocellular carcinoma. Due to the heterogeneous nature of hepatocellular carcinoma, we plan to perform pre-clinical investigations to identify subtypes of hepatocellular carcinoma that are more likely to respond to CB1089. We also plan to perform preclinical studies to look at the potential additive or potential synergistic effects of CB1089 when it is given in combination with other drugs that are used to treat hepatocellular carcinoma (e.g. sorafenib).

Through September 30, 2008, we have incurred approximately $838,500 of cost related to the development of CB1089. Currently, we anticipate that we will need to spend at least an aggregate of approximately $70 million to $85 million until (and if) we receive FDA approval for CB1089. Should we choose to continue development, we expect that it will take an additional six to eight years before we complete development and obtain FDA approval of CB1089, if ever.

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

Our license agreement with BTG, plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organization that require payment in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments. As mentioned in Item 2, we incurred an exchange gain of approximately $63,800 during the nine months ended September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Senior Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Senior Vice President, Finance, concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended September 30, 2008, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Under Item 1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, warrantholders exercised their right to purchase 13,892 shares of our common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants were $115,026. Additionally, during the three months ended September 30, 2008, we issued 8,669 shares of common stock to warrantholders who executed a cashless (net) exercise.

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Amended and Restated Employment Agreement dated September 26, 2008, between Alan H. Auerbach and Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2008).

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: November 10, 2008	By:	/s/Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date: November 10, 2008	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer and Senior Vice President, Finance

Index to Exhibits Filed with this Report

Exhibit No.	Description

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.