Form 10-K
period 2008-12-31
Cougar Biotechnology, Inc.
filed 2009-03-16
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33871

COUGAR BIOTECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-2903204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Blvd., Suite 1200

Los Angeles, CA 90024

(310) 943-8040

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008, based upon the last sale price reported for such date on the NASDAQ Global Market, was $319,133,815. The calculation of the aggregate market value of voting and non-voting stock excludes 7,248,568 shares of the registrant’s common stock held by executive officers, directors, and persons who beneficially own 10% or more of the registrant’s common stock. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of March 1, 2009, a total of 20,773,134 shares of the registrant’s Common Stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

References to the “Company,” the “Registrant,” “we,” “us” or “our” in this Annual Report on Form 10-K refer to Cougar Biotechnology, Inc., a Delaware corporation, unless the context indicates otherwise.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Annual Report, including Part II, the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in Item 1A of this Annual Report, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in this Annual Report should be considered in evaluating our prospects and future financial performance.

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

We currently have rights to three clinical stage drug candidates:

•	CB7630 (abiraterone acetate), which we are developing for the treatment of advanced prostate cancer and breast cancer;

•	CB3304 (noscapine and related analogs), which we are developing for the treatment of hematological malignancies (non-Hodgkin’s lymphoma and multiple myeloma);

•	CB1089 (seocalcitol), an analog of Vitamin D, which we are developing for the treatment of cancer.

We were originally incorporated under Delaware law in May 2003 under the name Cougar Biotechnology, Inc. Over the course of the next year, we retained our executive officers and the initial members of our board of directors and began searching for product candidates. In March 2004, April 2004, and June 2005, respectively, we in-licensed our three product candidates, CB7630, CB3304, and CB1089. We continue to search for additional product candidates.

On April 3, 2006, we were acquired by SRKP 4, Inc., a shell corporation formed under Delaware law, in a “reverse” merger whereby a wholly-owned subsidiary of SRKP 4 merged with and into Cougar Biotechnology, with Cougar Biotechnology remaining as the surviving corporation and a wholly-owned subsidiary of SRKP 4. In accordance with the terms of this merger, stockholders of Cougar Biotechnology exchanged all of their shares of Cougar Biotechnology for shares of SRKP 4 capital stock. Immediately following the merger, SRKP 4 redeemed all of the shares of SRKP 4 capital stock that were outstanding immediately prior to the merger for aggregate consideration of $200,000. As a result of the issuance of the shares of SRKP 4 capital stock to the former Cougar Biotechnology stockholders and the redemption of shares held by the former SRKP 4 stockholders, following the merger and redemption the former stockholders of Cougar Biotechnology held all of the outstanding shares of SRKP 4 capital stock. Upon completion of the merger, all of the former officers and directors of SRKP 4 resigned and were replaced by the officers and directors of Cougar Biotechnology. Additionally, following the merger SRKP 4 changed its name to Cougar Biotechnology, Inc.

Our executive offices are located at 10990 Wilshire Boulevard, Suite 1200, Los Angeles, California 90024. Our telephone number is (310) 943-8040 and our internet address is www.cougarbiotechnology.com.

Our Strategy

Our strategy is to become a leading oncology-focused biopharmaceutical company. The key elements of our strategy are as follows:

•

Advance CB7630, our lead product candidate, toward regulatory approval and commercialization. We are primarily focused on advancing CB7630 through late stage Phase III clinical trials to regulatory approval and commercialization. During the last two years, we have significantly expanded our clinical research and development and regulatory affairs groups in order to support our aggressive advancement of CB7630 into late stage clinical trials. These efforts enabled us to initiate two separate Phase III clinical trials of CB7630, the first of which commenced in April 2008 and the second of which is expected to commence in the first half of 2009. Both of these Phase III trials are the subject of a Special Protocol Assessment (SPA) with the U.S. Food and Drug Administration.

•

Focus on developing innovative cancer therapies. We focus on oncology product candidates in order to capture efficiencies and economies of scale. We believe that drug development for cancer markets is particularly attractive because relatively small clinical trials can provide meaningful information regarding patient response and safety. Furthermore, we believe that our capabilities are well suited to the oncology market and represent distinct competitive advantages.

•

Build a sustainable pipeline by employing multiple therapeutic approaches and disciplined decision criteria based on clearly defined proof of principal goals. We seek to build a sustainable product pipeline by employing multiple therapeutic approaches and by acquiring product candidates belonging to known drug classes. In addition, we employ disciplined decision criteria to assess product candidates, favoring product candidates that have undergone at least some clinical study. However, the cost for acquiring drug candidates for which initial clinical testing has been completed is generally higher than a product candidate in the pre-clinical testing stage. Our decision to license a drug candidate will also depend on the scientific merits of the technology; the costs of the transaction and other economic terms of the proposed license; the amount of capital required to develop the technology; and the economic potential of the drug candidate, should it be commercialized. We believe this strategy minimizes our clinical development risk and allows us to accelerate the development and potential commercialization of current and future product candidates. We intend to pursue regulatory approval for a majority of our product candidates in multiple indications.

•

Evaluate the commercialization strategies on a product-by-product basis in order to maximize the value of each. As we move our product candidates through development toward regulatory approval, we will evaluate several options for each product candidate’s commercialization strategy. These options include building our own internal sales force; entering into a joint marketing partnership with another pharmaceutical company or biotechnology company, whereby we jointly sell and market the product; and out-licensing our product, whereby another pharmaceutical company or biotechnology company sells and markets our product and pays us a royalty on sales. Our decision will be made separately for each product and will be based on a number of factors including capital necessary to execute on each option, size of the market that needs to be addressed and terms of potential offers from other pharmaceutical and biotechnology companies. It is too early for us to know which of these options we will pursue for our product candidates, assuming their successful development.

Product Development Pipeline

The following table summarizes our product development pipeline:

Product	Indications	Commercial Rights	Ongoing Studies / Status

CB7630 (abiraterone acetate)	Prostate cancer Breast cancer	Cougar

Phase III randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have failed docetaxel-based chemotherapy is ongoing.

Phase III randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have not yet received treatment with chemotherapy is expected to commence in the first half of 2009.

Phase I/II trial sponsored by Cancer Research UK in patients with estrogen receptor positive or androgen receptor positive, metastatic breast cancer is ongoing.

CB3304 (noscapine)	Hematological cancers	Cougar	Phase I/II clinical trial in multiple myeloma is ongoing.

CB1089 (seocalcitol)	Solid tumors	Cougar	Preclinical.

CB7630 (Abiraterone Acetate)

CB7630, our lead product candidate, is an orally available, targeted inhibitor of the steroidal enzyme known as 17a-hydroxylase/C17,20 lyase. This enzyme is expressed in both testicular and adrenal tissues and is involved in the production of testosterone in these organs. Scientists believe that testosterone levels in the testes and adrenals stimulate the growth of prostate cancer cells. We believe that by inhibiting this enzyme, CB7630 may reduce testosterone levels in both the testes and adrenals, thereby reducing the growth of prostate cancer cells.

Background on Prostate Cancer

According to the American Cancer Society, prostate cancer is the most frequently diagnosed cancer in men, with approximately 186,320 new cases and approximately 28,660 deaths expected in the United States in 2008. At present, men in the United States have a one in five lifetime risk of being diagnosed with prostate cancer and approximately 10-15% will have metastatic, or advanced, disease at the time of diagnosis.

The prostate is a walnut-shaped gland in men located just below the bladder and in front of the rectum. When cells in the prostate begin to grow out of control, a cancerous tumor can form. As the tumor grows, it can spread to the interior of the prostate, to tissues near the prostate, to the sac-like structures attached to the prostate known as the seminal vesicles, and to distant parts of the body, such as the bones, liver or lungs.

For patients with advanced, metastatic prostate cancer, the standard of care is treatment with hormonal ablation therapy, or hormone therapy. Hormonal therapies are used to suppress or block male steroid hormones, called androgens. Androgens, particularly testosterone and dihydrotestosterone, have been shown to stimulate prostate cancer cell growth. Hormonal therapies may include surgery to remove the testicles (also known as orchiectomy) or the use of two classes of hormonal agents: luteinizing hormone-releasing hormone agonists, or LHRH agonists, and anti-androgens. LHRH agonists work by shutting off the production of luteinizing hormone by the pituitary gland, which stops testosterone production by the testes. In contrast, anti-androgens block the androgen receptors on prostate cancer cells, thereby preventing androgens from stimulating the growth of such prostate cancer cells.

Initially, these hormonal ablation therapies relieve prostate cancer symptoms and decrease levels of prostate-specific antigen, or PSA. However, the median duration of response to these hormonal ablation therapies is less than two years. All patients with advanced prostate cancer who are treated with androgen deprivation eventually develop progressive castration-resistant prostate cancer, as evidenced by increasing PSA levels, progressive disease on imaging studies, or progressive symptoms such as pain. Because the molecular basis for this progression to the castration resistant state is poorly understood, treatment of patients with castration resistant prostate cancer remains a clinical challenge.

One important strategy for treatment of castration-resistant prostate cancer involves secondary hormonal manipulations after the failure of primary hormonal ablation therapy. This approach is based on the observation that most castration-resistant tumors continue to maintain a functional androgen-receptor signaling pathway despite castrated levels of testosterone resulting from first-line hormonal therapies. In addition, studies published in Nature Medicine in 2004 have shown that there is an increase in expression of the androgen receptor when the tumor has become castration resistant. In this way, androgen receptor over-expression may allow for the continued growth of prostate cancer cells in the environment of minute levels of androgens (such as testosterone) that are present during the combined use of LHRH agonists and anti-androgens.

Strategies for second-line hormonal therapies are based on two factors. First, extra-testicular sources of testosterone represent an important secondary source of androgen stimulation in patients with prostate cancer. More specifically, as much as 10% of circulating testosterone is produced by the adrenal glands, thus making adrenal production of testosterone an important target for secondary hormonal manipulations. Consequently, it has been shown that drugs that inhibit adrenal testosterone production can induce clinical responses in prostate cancer patients who have failed first-line hormonal therapy. Second, the development of castration-resistant prostate cancer is caused in part by changes in androgen receptor regulation as sensitivity of the androgen receptor is increased by over-expression of the androgen receptor in the environment of lower testosterone concentrations.

Prostate cancer patients are commonly treated with one or more types of hormone therapy, including LHRH agonists and anti-androgens. LHRH agonists are designed to suppress testosterone and anti-androgens are designed to block testosterone from stimulating prostate cancer cells. Based on clinical trials performed to date, we believe that CB7630 has potential applications in the treatment of prostate cancer, including (i) serving as a second-line hormonal therapy for patients with castration resistant prostate cancer who have failed traditional first-line LHRH agonist and/or anti-androgen therapy; (ii) serving as a first-line hormonal therapy for patients with advanced prostate cancer who have yet to receive traditional first-line LHRH agonist and/or anti-androgen therapy; and (iii) serving as a second-line chemotherapy for patients with advanced prostate cancer who have failed treatment with first-line chemotherapy.

Current treatments such as orchiectomy and LHRH agonists result in reduced androgen production by the testes but do not interfere with androgen production by the adrenals, which may contribute to an increase in androgen precursors to the prostate and thereby to castration-resistant prostate cancer. More specifically, since these first-line hormonal treatments leave testosterone derived from adrenal sources intact, PSA levels begin to rise over the two to three years following initial treatment, and prostate tumors eventually progress to become castration resistant. Unfortunately, currently about half of all patients with hormone-refractory prostate cancer die within 12 months of becoming castration resistant because, at present, there is no successful treatment for castration-resistant prostate cancer.

Advantages of CB7630

Based on pre-clinical and clinical studies to date, we believe that CB7630 may offer an advantage over existing treatments that are used as second-line hormonal therapies in prostate cancer patients who have failed first-line hormone therapy. Currently, there is no drug specifically approved as a second-line hormonal agent for the treatment of prostate cancer. Rather, the standard of care for second-line hormonal therapies includes using existing drugs, such as steroids (hydrocortisone, dexamethasone), hormones (estrogen, aminoglutethimide) and antifungal agents (ketoconazole) in “off-label” settings. Each of these drugs has characteristics limiting its usefulness as a treatment for prostate cancer. We believe that CB7630 may have potential advantages over such existing treatments, most notably due to its increased selectivity and stronger inhibition of the target enzyme (17a-hydroxylase/C17,20 lyase), resulting in more selective inhibition of adrenal androgens. A variety of serious side effects have been associated with the use of existing second-line hormonal treatments, limiting their use. To date, however, no serious side effects appear to be triggered by the use of CB7630. Should CB7630 continue to demonstrate a lack of serious side effects, we believe it would be favorably positioned against other therapeutic agents. Finally, agents used as second-line hormonal agents for castration resistant prostate cancer must be taken multiple times during the day. In its clinical testing to date, CB7630 has shown the potential to be administered once per day. Such a convenient dosing schedule may result in better patient compliance compared to the other agents that are used as second-line hormonal treatments.

Results of Clinical Trials for CB7630 in Castration-Resistant Chemotherapy-Naïve Prostate Cancer

In December 2006, we initiated the Phase II portion of a Phase I/II trial of CB7630 for the treatment of advanced prostate cancer (COU-AA-001). The Phase II trial was conducted at The Institute of Cancer Research, in the Cancer Research UK Centre for Cancer Therapeutics, and at The Royal Marsden Hospital in the United Kingdom. The Phase II study was an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily as a second-line hormonal agent to patients with chemotherapy-naïve castration resistant prostate cancer who have progressive disease despite treatment with hormonal therapy. At the time of progression on treatment with CB7630 alone, the corticosteroid dexamethasone was added to CB7630 to see if the addition of dexamethasone could potentially overcome the resistance to CB7630.

In June 2008, we announced the updated results of the study. Of the 54 evaluable patients from the Phase I and Phase II portions of the trial, 38 patients (70%) experienced a decline in PSA levels of greater than 50% while receiving CB7630 as a monotherapy. For the 54 evaluable patients in the trial, the median time to PSA progression while the patients were receiving CB7630 alone was estimated to be 231 days (33 weeks).

At the time of the presentation, 30 of the 54 patients had been treated with dexamethasone, in addition to CB7630, at the time of progression. Nine (30%) of these 30 patients had experienced a decline in PSA levels of greater than 50% when treated with the combination of CB7630 and dexamethasone after progression on CB7630 alone. For the 54 patients in the trial, including both the patients who had not yet progressed on CB7630 alone and those patients receiving the combination of CB7630 and dexamethasone after progression on CB7630 alone, the median time to PSA progression was estimated to be 399 days (57 weeks).

Of the 29 evaluable patients with measurable tumor lesions, treatment with CB7630 resulted in partial radiological responses (as measured by the RECIST criteria) in 15 patients (52%), with 8 patients (28%) demonstrating ongoing stable disease as assessed by an independent radiological review blinded to outcome data. Individual patients treated with CB7630 also experienced improvement in pain and a reduction in opioid use.

In June 2008, we initiated an additional Phase II trial of CB7630, which we refer to as COU-AA-002, at a number of centers including the University of California, San Francisco Comprehensive Cancer Center. In this trial, CB7630 in combination with prednisone was administered once daily to chemotherapy-naïve, ketoconazole-naïve patients with castration-resistant prostate cancer, who have progressive disease despite treatment with LHRH analogues and multiple other hormonal therapies. In February 2009, we announced the interim results of this Phase II trial. Of the 31 evaluable patients treated in the trial, 24 (77%) experienced a decline in PSA levels of greater than 30%, 22 (71%) experienced a PSA decline of greater than 50% and 8 (26%) experienced PSA declines of greater than 90%. At the time of the presentation, for the 31 evaluable patients the median time to PSA progression had not yet been reached, with patients continuing to be treated for 10 months or longer.

Of the 33 evaluable patients with tumor lesions that were measurable by the RECIST criteria, treatment with CB7630 resulted in partial radiological responses in 8 patients (24%), stable disease in 13 patients (39%) and progressive disease in 4 patients (12%); 8 patients (24%) are awaiting radiographic assessment.

Results of Clinical Trials for CB7630 in Castration Resistant Chemotherapy Refractory Prostate Cancer

In December 2006, we initiated a multi-center Phase II trial (COU-AA-003) of CB7630 to evaluate the efficacy of the drug in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g., Taxotere®). The trial is being conducted at numerous sites in the United States and in the United Kingdom. In June 2008, we announced interim results of this Phase II trial. More specifically, we announced that in the 34 patients in this Phase II trial who have been treated in the United Kingdom, CB7630 was well tolerated with only minimal toxicity in this post-docetaxel population. Of the 34 patients treated, 24 patients (71%) experienced a decline in PSA, with 16 patients (47%) demonstrating a decline in PSA levels of greater than 50%. Of the 19 evaluable patients with measurable tumor lesions, 5 patients (26%) experienced confirmed partial radiological responses (as measured by the RECIST criteria) and 10 patients (53%) experienced ongoing stable disease. The median time to disease progression for the 34 patients in the trial was estimated to be 161 days (23 weeks).

In June 2007, we initiated an additional multi-center Phase II trial (COU-AA-004) of CB7630 to evaluate its efficacy when given in combination with the drug prednisone in patients with advanced prostate cancer who have failed treatment with first line chemotherapy (e.g., Taxotere®). The trial is being conducted at numerous sites in the United States and United Kingdom.

In June 2008, we announced interim results from the 38 patients in this Phase II trial who had been treated at Memorial Sloan-Kettering Cancer Center. In these 38 patients, CB7630 was seen to be well tolerated with only minimal toxicity in this post-docetaxel population. No patients developed hypertension of any grade related to treatment with CB7630 while enrolled in the trial.

Of the 38 patients, 17 patients (45%) experienced a confirmed decline in PSA levels of greater than 50%. Of the 21 patients who had not received prior treatment with ketoconazole, 12 patients (57%) experienced a decline in PSA levels of greater than 50%. Furthermore, of the 17 patients who had been previously treated with ketoconazole, 5 patients (29%) experienced a decline in PSA levels of greater than 50%.

After 12 weeks of treatment, of the 24 patients with lesions that were evaluable by bone scan, 14 patients had lesions that were stable. Of the 18 patients in the trial with evidence of lymph node metastases that were evaluable by CT scan, 1 patient was shown to have lesions that decreased in size and 12 patients had lesions that were stable. Of the 8 patients in the trial with evidence of visceral metastases that were evaluable by CT scan, 1 patient was shown to have lesions that decreased in size and 4 patients had lesions that were stable. At the time of the presentation, 8 patients in the Phase II trial were continuing to receive treatment with CB7630 in combination with prednisone. This included 6 patients who had not received prior treatment with ketoconazole and 2 patients who had previously been treated with ketoconazole. All of these patients had been on study for over 25 weeks.

Phase III Clinical Development

In March 2008, we reached agreement with the U.S. Food and Drug Administration, or FDA, under a Special Protocol Assessment, or SPA, for our Phase III clinical trial of CB7630 in patients with metastatic castration-resistant prostate cancer who have failed docetaxel-based chemotherapy. We refer to this clinical trial as COU-AA-301, or the 301 Study. A SPA is a written agreement between the trial’s sponsor and the FDA regarding the design, endpoints, and planned statistical analysis approach of the Phase III trial to be used in support of a new drug application, or NDA. The European Medicines Agency, or EMEA, also provided protocol advice consistent with that of the FDA regarding the design of the 301 study.

In April 2008, we commenced patient enrollment in the 301 Study. The 301 Study is a randomized, double-blind, placebo-controlled Phase III clinical trial of CB7630 plus prednisone in patients with metastatic castration- resistant prostate cancer who have failed docetaxel-based chemotherapy. Patients in the study are allowed to have received up to two prior chemotherapy regimens before entering the trial. We expect the trial will enroll approximately 1,160 subjects at up to 150 sites in North America, Europe and Australia. The patients participating in the study will be randomized 2:1 to receive either CB7630 plus prednisone or placebo plus prednisone. The primary endpoint of the 301 Study is overall survival. We expect the 301 Study to be completed during 2010.

We also plan to conduct a second Phase III trial of CB7630 in advanced prostate cancer patients. In February 2009, we reached agreement with the FDA under a SPA for a Phase III clinical trial of CB7630 in patients with chemotherapy naïve castration-resistant prostate cancer. We refer to this Phase III clinical trials as COU-AA-302, or the 302 Study. The EMEA has also provided protocol advice consistent with that of the FDA regarding the trial design of the 302 Study and ability to support the submission of an EU Market Authorization Application (MAA).

Pursuant to the SPA, the 302 Study will be a randomized, double-blind, placebo-controlled trial of CB7630 plus prednisone in patients with metastatic castration-resistant prostate cancer who have not yet received treatment with chemotherapy. The trial is expected to enroll approximately 1,000 patients who will be randomized (1:1) to receive either CB7630 plus prednisone or placebo plus prednisone. The trial will be conducted at approximately 150 sites in North America, Europe and Australia. The agreed upon co-primary endpoints of the trial are progression free survival and overall survival. We plan to use the progression free survival data from the trial as the basis for submission of an NDA/MAA for Accelerated or Conditional Approval from the regulatory agencies. We anticipate that we will begin patient enrollment of the 302 Study in the first half of 2009 and that the progression free survival data from this trial will be available in 2010.

Breast Cancer Trial Development

Because of its mechanism of action, CB7630 is also being evaluated for use in the treatment of advanced breast cancer. Researchers believe that the mechanism of action of CB7630 may result in the inhibition of many androgenic steroids that may be contributing to disease progression in breast cancer patients. Accordingly, in November 2008, The Institute of Cancer Research in London commenced a Phase I/II clinical trial of CB7630 in advanced breast cancer. This clinical trial, which is being managed and funded by the Drug Development Office of Cancer Research UK, is an open label, dose escalating study to evaluate the safety and efficacy of CB7630 administered daily to patients with estrogen-receptor positive or androgen-receptor positive, metastatic breast cancer. The patients enrolled in this study have disease that has progressed after two lines of hormonal therapies, such as aromatase inhibitors and tamoxifen.

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

Background on Multiple Myeloma and Tubulin Inhibitors

Multiple myeloma is a proliferative disease of immunoglobulin-secreting B-lymphocytes. It is progressive and usually fatal. Multiple myeloma currently represents approximately 1% of all cancers and 2% of all cancer deaths. The National Cancer Institute reports that over 53,000 men and women in the United States are living with multiple myeloma and an estimated 19,920 new cases were diagnosed in 2008. The median age at diagnosis is 71 years. Common clinical manifestations include hypercalcemia, anemia, renal impairment, increased risk for bacterial infection, bone pain, osteoporosis and skeletal fracture. Although the majority of patients are elderly, recent statistics suggests an increasing incidence in younger patients and earlier age of disease onset.

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

Antimicrotubule agents, or tubulin inhibitors, are a well accepted class of drugs in the treatment of cancer and include taxanes (such as paclitaxel and docetaxel) and vinca alkaloids (such as vincristine, vinorelbine, and vinblastine) that are used either alone or in combination with other anti-cancer drugs. These tubulin inhibitors act by promoting apoptosis, which results in the destruction of cancer cells. However, the cytotoxic effects of tubulin inhibitors are nonselective; therefore, they affect normal cells as well as cancerous cells. Thus tubulin inhibitors adversely affect rapidly dividing blood cells (leading to anemia, neutropenia and thrombocytopenia) and cells of the nervous system (leading to neural toxicity, such as peripheral neuropathy). In addition to these toxicities, repeated dosing with tubulin inhibitors can lead to the tumor developing resistance to treatment, which eventually renders these drugs ineffective.

Advantages of CB3304

As discussed above, CB3304 is an orally active alkaloid derived from opium. Pre-clinical studies have shown that CB3304 is a microtubule targeting agent that alters microtubule dynamics, blocks mitosis, and causes apoptosis. More specifically, CB3304 has been shown to: (i) bind to tubulin and alter its ability to form microtubules; (ii) interfere with microtubule dynamics both in vitro and in living cells; (iii) arrest a number of cancerous cells in mitosis and target them for apoptosis; and (iv) inhibit the growth of solid murine lymphoid tumors, human breast, bladder and melanoma tumors implanted in mice by inducing a condition known as polyploidy (where the cell has more than two sets of chromosomes per nucleus) and apoptosis. CB3304 has also shown the ability to inhibit the proliferation of both paclitaxel-sensitive and paclitaxel-resistant human ovarian carcinoma cell lines.

We believe CB3304 may have advantages over existing tubulin inhibitors for the treatment of cancer. Specifically, the mechanism of action of the majority of tubulin inhibitors is that of either promoting or inhibiting microtubule assembly. CB3304 has a unique mechanism of action whereby the drug does not significantly promote or inhibit microtubule assembly but instead alters microtubule dynamics and increases the amount of time that microtubules spend in an attenuated (or paused) state, which leads to apoptosis. CB3304 has also been shown to bind to a different site on tubulin than other tubulin inhibitors. We believe that this unique mechanism of action and binding site may translate into CB3304 demonstrating efficacy in patients who have failed treatment with other microtubule inhibitors. Moreover, because most tubulin inhibitors affect all rapidly dividing cells (both normal and cancerous), tubulin inhibitors are generally associated with a variety of serious side effects, including neuropathy, anemia and neutropenia. In contrast, we believe pre-clinical studies have shown that CB3304 does not damage normal cells. We believe the results of these pre-clinical studies also suggest that CB3304 does not cause any of the same deleterious side effects as other tubulin inhibitors. If this benign side effect profile is also seen during clinical testing with CB3304, it could represent an important advantage for CB3304 over other microtubule inhibitors. Finally, since the majority of tubulin inhibitors are administered intravenously, we believe that CB3304, which is administered orally, may have significant dosing advantages over existing tubulin inhibitors. We believe that CB3304 may be utilized in the treatment of multiple myeloma. Pre-clinical studies have shown that CB3304 suppresses human lymphoid tumor cells growth in-vitro and human tumors implanted in athymic mice. Similar results have been reported for multiple myeloma cell lines in cultures and in murine models.

Several known mechanisms of CB3304 also suggest that it may be clinically active in multiple myeloma. First, CB3304 stabilizes microtubule and arrests tumor cell proliferation at G2/M phase of the cell cycle leading to apoptosis. Antimicrotubule compounds have long been established as active agents in cancer treatment. Secondly, it has become increasingly apparent that tumor interaction with microenvironment plays an important role in disease progression. It has been hypothesized that angiogenic switch, accompanied by vascular endothelial growth factor, or VEGF, in myeloma cells triggers aggressive growth behavior. Recent data reported by Newcomb and colleagues suggest that CB3304 inhibits HIF-1a expression, reduces its accumulation in the nucleus, and enhances its degradation via proteasome, leading to decreased VEGF secretion. Thus, the dual action of pro-apoptotic and anti-angiogenic properties of CB3304 makes it a promising therapeutic agent in multiple myeloma.

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

CB6604 (Extended Release of CB3304)

We are also conducting pre-clinical development of CB6604, an extended release version of CB3304. We believe in vitro studies in breast cancer cells have demonstrated that increasing the amount of time such cells are exposed to CB3304 results in a significant increase in the apoptotic effects of the drug. We plan to proceed with pre-clinical testing of CB6604 in in vivo tumor models, at the optimal dose determined in the in vitro studies, in order to further investigate the safety and antitumor activity of CB6604.

CB1089 (Seocalcitol)

In June 2005, we licensed from LEO Pharma A/S the exclusive, worldwide rights to seocalcitol, or CB1089, which is an analog of vitamin D. We believe that a number of pre-clinical studies have shown that vitamin D, or more specifically its biologically active metabolite “calcitriol,” demonstrates anticancer activity in a number of different tumors including prostate, breast, pancreas, colon, skin and brain cancer. CB1089 has been tested as a single agent in a number of clinical trials including hepatocellular carcinoma, colorectal cancer, breast cancer and pancreatic cancer. Evidence of antitumor activity has been seen in hepatocellular carcinoma and colorectal cancer. More specifically, in a Phase II trial of CB1089 in 33 patients with inoperable hepatocellular carcinoma, two patients demonstrated a complete response and 12 patients showed stable disease. However, in subsequent trials CB1089, at the dose and regimen tested, did not demonstrate the ability to increase survival in patients with inoperable hepatocellular carcinoma. Due to the heterogeneous nature of hepatocellular carcinoma, we plan to perform pre-clinical investigations to identify subtypes of hepatocellular carcinoma that are more likely to respond to CB1089. We also plan to perform pre-clinical studies to look at the potential additive or potential synergistic effects of CB1089 when it is given in combination with other drugs that are used to treat hepatocellular carcinoma (e.g., sorafenib).

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

We and our third-party consultants conduct pre-clinical testing in accordance with Good Laboratory Practices and clinical testing in accordance with Good Clinical Practice standards, or GCP, which are international ethical and scientific quality standards utilized for pre-clinical and clinical testing, respectively. GCP is the standard for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials, and is required by the FDA to be followed in conducting clinical trials. Additionally, our pre-clinical and clinical testing completed in the European Union is conducted in accordance with applicable EU standards.

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

In the prostate cancer market, we are aware of several companies, including Abbott Laboratories, AstraZeneca and Sanofi-Aventis, that have products on the market for the treatment of prostate cancer. Additionally, we are aware of several companies, including Abbott Laboratories, AstraZeneca, Bristol-Myers Squibb, Cell Genesys, Dendreon, GPC Biotech, Medivation, Transcept Pharmaceuticals, Poniard Pharmaceuticals, Takeda and Tokai Pharmaceuticals, that have products in development for the treatment of hormone-refractory prostate cancer.

In hematological malignancies, several companies, including Biogen Idec, Celgene, Cephalon and Takeda, are currently marketing products for the treatment of that condition. These companies, and others such as Allos Therapeutics, Cell Therapeutics, Merck and Seattle Genetics, are also developing products for the treatment of hematological malignancies. These marketed products and products in development could compete with our proposed products for the treatment of hematological malignancies.

Intellectual Property and License Agreements

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current product candidates (CB7630, CB3304, CB1089, CB6604 and the noscapine analogs) and any future product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. Currently, we have obtained license rights to each of our product candidates, and the entities from which we have licensed the respective drugs have either obtained or applied for patent protection for such products. With respect to these products, we do not anticipate significant expenses in obtaining and maintaining patent protection on our and our licensees behalf, unless and until a claim or assertion of infringement arises. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents. See “Risk Factors—Risks Relating to Our Business—If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish,” below.

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

License Agreements

In April 2004, we entered into an exclusive, worldwide license agreement for CB7630 (abiraterone acetate) with BTG plc. Specifically, we licensed U.S. Patent No. 5,604,213, dated February 18, 1997, entitled “17-Substituted Steroids Useful in Cancer Treatment,” U.S. Patent No. 5,618,807, dated April 8, 1997, entitled “Method for Preparing 17-Substituted Steroids Useful in Cancer Treatment,” the corresponding foreign patents and two additional U.S. patent applications. As consideration for the rights to abiraterone acetate, we paid BTG an initial license fee of $923,100 and agreed to pay BTG an annual license maintenance fee of 150,000 pounds sterling (currently, approximately $300,000) until the first commercial sale of the licensed product. In addition, the license agreement requires us to make substantial payments upon the achievement of certain clinical and regulatory milestones. Should abiraterone acetate become commercialized, we will be obligated to pay to BTG an annual royalty based on net sales of the product. In the event that we sublicense abiraterone acetate to a third party, we are obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

In March 2004, we entered into an exclusive, worldwide license agreement with Emory University for CB3304 (noscapine), CB6604 and the noscapine analogs. Specifically, we licensed U.S. Patent No. 6,376,516, dated April 23, 2002, entitled “Noscapine Derivatives, Useful as Anticancer Agents,” U.S. Patent No. 7,090,853, dated August 15, 2006, entitled “Noscapine Derivatives,as Adjuvant Compositions and Methods of Use Thereof,” U.S. Patent No. 6,673,814, dated January 6, 2004, entitled “Delivery Systems and Methods for Noscapine and Noscapine Derivatives, Useful as Anticancer Agents,” the corresponding foreign patent applications and additional U.S. patent applications. As consideration for the rights to noscapine and the analogs of noscapine, we paid Emory University an initial license fee of $72,435 and agreed to sponsor a research project involving the licensed technology in the amount of $114,000. In connection with the license agreement, the Company has agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. Should a product incorporating the licensed technology be commercialized, we will be obligated to pay to Emory University an annual royalty based on net sales of the product. In the event that we sublicense the licensed technology to a third party, we will be obligated to pay royalties to Emory University based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

In June 2005, we entered into an exclusive, worldwide license agreement with LEO Pharma A/S for CB1089 (seocalcitol). Specifically, we licensed U.S. Patent No. 5,190,935, dated April 7, 1990, U.S. Patent No. 6,310,226, dated October 30, 2001, the corresponding foreign patents and certain additional foreign patent applications. As consideration for the rights to seocalcitol, we paid LEO Pharma A/S an initial license fee of $250,000. In addition, the license agreement requires the Company to make aggregate milestone payments of up to $13,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, we will be obligated to pay LEO Pharma A/S an annual royalty based on net sales of the product. In the event that we sublicense seocalcitol to a third party, we are obligated to pay royalties to LEO Pharma A/S based on a fixed rate of fees or royalties received from the sublicense. The license agreement contains other customary clauses and terms as are common in similar agreements in the industry.

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

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals of our drug candidates will be granted on a timely basis, if at all. Risks related to these regulations are described on pages 23-24 of this Annual Report.

Pre-clinical tests may include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity and other effects in animals. The results of pre-clinical tests, together with manufacturing information and analytical data, among other information, are submitted to the FDA as part of an IND application. Subject to certain exceptions, an IND application becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, issues a clinical hold to delay a proposed clinical investigation due to concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND application, or those of our collaboration partners, may not result in the FDA authorization to commence a clinical trial. A separate submission to an existing IND application must also be made for each successive clinical trial conducted during product development. The FDA must also approve changes to an existing IND application. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP requirements and regulations for informed consent.

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap (although additional or different trials may be required by the FDA as well):

•

Phase I clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to conduct what is referred to as a “Phase Ib” evaluation, which is a second safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with FDA-approved drugs.

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

Orphan Drug Designation and Exclusivity

The FDA may grant “orphan drug” designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product with an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We intend to seek orphan drug designation for our products at the appropriate time, if applicable.

Under EU medicine laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to 10 years of marketing exclusivity, except under certain limited circumstances comparable to U.S. law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Fast Track Designation

The FDA’s fast track program is intended to facilitate the development and expedite the review of drugs that are intended for the treatment of serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Under the fast track program, applicants may seek traditional approval for a product based on data demonstrating an effect on a clinically meaningful endpoint, or approval based on a well-established surrogate endpoint. The sponsor of a new drug candidate may request fast track designation by the FDA for a specific indication at the time of original submission of its IND application, or at any time thereafter prior to receiving approval of a marketing application. The FDA will determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If the FDA grants fast track designation, it may initiate review of sections of an NDA before the application is complete. This so-called “rolling review” is available if the applicant provides and the FDA approves a schedule for submission of the remaining information and the applicant has paid applicable user fees. The FDA’s review clock under the Prescription Drug User Fee Act, or PDUFA, for both a standard and priority NDA for a fast track product does not begin until the complete application is submitted. Additionally, fast track designation may be withdrawn by the FDA if it believes that the designation is no longer supported by emerging data, or if the designated drug development program is no longer being pursued.

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

When appropriate, we and our collaboration partners intend to seek fast track designation, accelerated approval or priority review for our drug candidates, including CB7630. We cannot predict whether any of our drug candidates will obtain fast track, accelerated approval, or priority review designation, or the ultimate impact, if any, of these expedited review mechanisms on the timing or likelihood of the FDA approval of any of our drug candidates.

Satisfaction of the FDA regulations and approval requirements or similar requirements of foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of the drug candidates we are developing, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for changes in dosage form or new indications for our drug candidates on a timely basis, or at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited by specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U. S. or foreign governmental action.

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

Under EU regulatory systems, marketing authorizations may be submitted either under a centralized or mutual recognition procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of our future products.

Manufacturing

We do not currently have our own manufacturing facilities. We intend to continue to use our financial resources to accelerate development of our product candidates rather than diverting resources to establish our own manufacturing facilities. We meet our pre-clinical and clinical trial manufacturing requirements by establishing relationships with third-party manufacturers and other service providers to perform these services for us. We rely on individual proposals and purchase orders to meet our needs and typically rely on terms and conditions proposed by the third party or us to govern our rights and obligations under each order (including provisions with respect to intellectual property, if any). We do not have any long-term agreements or commitments for these services. Likewise, we do not have any long-term agreements or commitments with vendors to supply the underlying component materials of our product candidates, some of which are available from only a single supplier.

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

Research and Development Expenses

Research and development activities, which include personnel costs, research supplies, clinical and preclinical study costs, are the primary source of our overall expenses. Such expenses related to the research and development of our product candidates totaled $52.9 million for the year ended December 31, 2008, $27.3 million for the year ended December 31, 2007, $6.7 million for the year ended December 31, 2006, and $95.1 million from May 14, 2003, the date of inception, through December 31, 2008.

Employees

As of December 31, 2008, we had 54 full-time employees and 4 part-time employees. None of our employees are covered by a collective bargaining unit. We believe our relations with our employees are satisfactory.

Over the course of the next year, we anticipate hiring up to 8 additional full-time employees devoted to research and development activities, 6 additional full-time employees for the regulatory and quality assurance function, and 2 additional full-time employees for general and administrative activities. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $1.0 – $1.8 million. In addition, we intend to continue to use clinical research organizations and third parties to perform our clinical studies and manufacturing.

Available Information

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, are available free of charge via our website (www.cougarbiotechnology.com) as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission, or SEC.

ITEM 1A.	RISK FACTORS

An investment in our securities is speculative in nature, involves a high degree of risk, and should not be made by an investor who cannot bear the economic risk of its investment for an indefinite period of time and who cannot afford the loss of its entire investment. You should carefully consider the following risk factors and the other information contained elsewhere in this Annual Report before investing in our securities.

Risks Relating to our Business

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. Until, and unless, we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Currently, our only product candidates are CB7630, CB3304, CB6604, the noscapine analogs and CB1089, and none of these products are approved for sale by the FDA. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand and, potentially, future offerings. Currently, we believe we have cash on hand to fund our operations into 2010. However, changes may occur that would consume our available capital before that time, including changes in and progress of our development activities, acquisitions of additional product candidates and changes in regulation. Accordingly, we will need additional capital to fund our continuing operations. Since we do not generate any recurring revenue, the most likely sources of such additional capital include private placements of our equity securities, including our common stock, debt financing or funds from a potential strategic licensing or collaboration transaction involving the rights to one or more of our product candidates. To the extent that we raise additional capital by issuing equity securities, our stockholders will likely experience dilution, which may be significant depending on the number of shares we may issue and the price per share. If we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies, product candidates or products, or grant licenses on terms that are not favorable to us. If we raise additional funds by incurring debt, we could incur significant interest expense and become subject to covenants in the related transaction documentation that could affect the manner in which we conduct our business.

However, we have no committed sources of additional capital and our access to capital funding is always uncertain. This uncertainty is exacerbated due to the current global economic turmoil, which has severely restricted access to the U.S. and international capital markets, particularly for biopharmaceutical and biotechnology companies. Accordingly, despite our ability to secure adequate capital in the past, there is no assurance that additional equity or debt financing will be available to us when needed, on acceptable terms or even at all. If we fail to obtain the necessary additional capital when needed, we may be forced to significantly curtail our planned research and development activities, which will cause a delay in our drug development programs.

We are not currently profitable and may never become profitable.

We have a history of losses and expect to incur substantial losses and negative operating cash flow for the foreseeable future, and we may never achieve or maintain profitability. For the year ended December 31, 2008, we had a net loss of approximately $59.8 million and from our inception in May 2003 through December 31, 2008 we have incurred a net loss of approximately $114.9 million. Even if we succeed in developing and commercializing one or more product candidates, we expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

If we do not obtain the necessary U.S. or worldwide regulatory approvals to commercialize CB7630 or any of our other product candidates, we will not be able to sell our product candidates, and our business and future prospects will be severely harmed.

We cannot assure you that we will receive the approvals necessary to commercialize CB7630 or any of our other product candidates (CB3304, the noscapine analogs and CB1089), or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as pre-clinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional pre-clinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, any product candidate;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our NDAs. We may never obtain regulatory clearance for CB7630 or our other product candidates (CB7630, CB3304, CB6604, the noscapine analogs and CB1089). Failure to obtain FDA approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenue, until another product candidate can be developed. There is no guarantee that we will ever be able to develop or acquire another product candidate.

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

Our near-term success is especially dependent on our ability to complete the development of CB7630, our lead product candidate. In April 2008, we initiated the first of two planned Phase III clinical trials of CB7630 in patients with advanced prostate cancer. We plan to initiate a second Phase III trial of CB7630 in the first half of 2009. Most of our time and financial resources have been devoted to the development of our CB7630 program. However, the results of our prior clinical trials of CB7630 to date do not provide assurance that the results of our ongoing and planned Phase III clinical trials will show acceptable safety or efficacy. If the results of these studies do not meet their endpoints or if we are otherwise unable to complete the development of or obtain regulatory approval to market CB7630, our business and our prospects to generate future revenues will be severely harmed.

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

While it is not feasible to predict the actual cost of acquiring additional product candidates, the cost of licensing drugs that are in clinical stages of development is generally significantly higher than the costs of licensing drugs that have not yet entered clinical development (pre-clinical drugs). Moreover, we expect that any product candidates we acquire will require significant additional development and other efforts prior to obtaining commercialization, if we ever commercialize any such product. The cost of licensing additional clinical stage drugs and completing the development necessary could be substantial and we may need to raise additional financing or issue additional equity securities, either of which may dilute the investment of existing stockholders, in order to acquire and further develop such new products.

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

Other than CB7630, our other product candidates (CB3304, including the noscapine analogs, CB6604 and CB1089) are in very early stages of development and will require substantial additional pre-clinical and clinical testing. We cannot predict with any certainty if or when we might submit an NDA for regulatory approval for any of our product candidates or whether any such NDA will be accepted. In the event we do not receive regulatory approval for any of our product candidates, we will be required to delay or terminate development of such product candidate.

Clinical trials are very expensive, time-consuming and difficult to design and implement. If clinical trials for any of our product candidates do not provide positive results, we may be required to abandon or repeat such clinical trials.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for future clinical trials.

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

Even if the FDA approves CB7630 or one or more of our other product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our products relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. We lack the resources and expertise to formulate or manufacture our own product candidates. We currently have no agreements for the commercial-scale manufacture of CB7630 or our product candidates. We intend to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our clinical trials. If CB7630 or any of our other current product candidates or any product candidates we may develop or acquire in the future receive FDA approval, we will rely on one or more third-party contractors to manufacture our drugs. Our anticipated future reliance on a limited number of third-party manufacturers exposes us to the following risks:

•

We may be unable to identify commercial suppliers on acceptable terms or at all because the number of potential suppliers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new supplier would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

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

Each of these risks could delay our clinical trials, the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates, or result in higher costs or deprive us of potential product revenues.

Developments by competitors may render our products or technologies obsolete or non-competitive.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Some of the drugs that we are attempting to develop, such as CB7630, CB3304, CB6604, the noscapine analogs and CB1089, will have to compete with existing therapies should we obtain regulatory approval for such drugs,. In addition, a large number of companies are pursuing the development of pharmaceuticals that target the same diseases and conditions we are targeting. We face competition from pharmaceutical and biotechnology companies in the United States and abroad. In addition, companies pursuing different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, longer drug development history in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to attract qualified personnel and parties for acquisitions, joint ventures or other collaborations.

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

To date, we hold certain exclusive patent rights, including rights under U.S. Patent Nos. 5,604,213; 5,618,807; 6,376,516; 6,673,814; 7,090,853; 5,190,935; 6,310,226; and U.S. patent applications as well as rights under foreign patents and patent applications. We anticipate filing additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors. To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements. To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure, or the lawful development by others of such information. If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired, and our business and competitive position would suffer.

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

We face product liability risks and may not be able to obtain adequate insurance to protect us against losses.

We currently have no products that have been approved for commercial sale. However, the current and future use of our product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made directly by consumers or healthcare providers or indirectly by pharmaceutical companies, or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited general commercial liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against all losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

We will need to hire additional qualified personnel with expertise in pre-clinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. In particular, over the next 12 months, we expect to hire up to 8 new employees devoted to research and development and 6 new employees devoted to regulatory and quality assurance. We expect that the hiring of such additional personnel will increase our annual expenditures by approximately $1.0—$1.8 million.

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

Our license agreement with BTG plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organization that require payment in currencies other than the U.S. dollar. It is possible that we will enter into license agreements for future product candidates or contract research or other agreements that will require payments in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

A substantial stockholder possesses a significant portion of our voting power and could exert significant control over our management and direction.

Based on a recent filing made with the SEC, as of February 3, 2009, Dr. Lindsay Rosenwald beneficially owned approximately 3.48 million shares of our common stock, or 16.5% of our common stock, which included 3.18 million shares held by Horizon BioMedical Ventures, LLC, an entity of which Dr. Rosenwald is the managing member. Additionally, Russell H. Ellison, M.D., a director, serves as Executive Vice President for Paramount BioCapital, Inc., an entity owned by Dr. Rosenwald. As a result of its significant holding and Dr. Ellison’s position on our Board, Dr. Rosenwald has the ability to exert considerable influence over our management direction and affairs through the election and removal of our Board of Directors, and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.

We are contractually obligated to one of our directors to pay bonuses in the event of certain in-licensing of potential products, which may present a conflict of interest.

Pursuant to our scientific advisory agreement with Dr. Arie S. Belldegrun, a director, we have agreed to pay a cash bonus to Dr. Belldegrun in the event we acquire a new technology and Dr. Belldegrun plays a certain role in such acquisition, which determination would be made by the disinterested members of our Board of Directors.

We have agreed to pay a bonus if Dr. Belldegrun introduces the technology to us or actively participates in the evaluation process of a new technology that we subsequently acquire. The payment of a qualifying bonus would likely come within a short period of time after in-licensing, after which time we will likely be required to expend a significant amount of time and funds toward the testing and development of such technology before determining its scientific or economic viability. It is possible that we will obtain regulatory approval for only a small percentage, if any at all, of the technologies we acquire through the assistance of Dr. Belldegrun. The payment of a bonus at a time before we can fully determine the potential success of the product candidate creates a financial incentive for Dr. Belldegrun to assist us in obtaining licenses for product candidates that may not ultimately satisfy our goals, and creates a potential conflict of interest on the part of Dr. Belldegrun.

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

The market prices for securities of biotechnology companies in general, and early-stage drug development companies in particular, have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	the development status of our drug candidates, particularly the results of our clinical trials of CB7630;

•	market conditions or trends related to the biotechnology and pharmaceutical industries, or the market in general;

•	announcements of technological innovations, new commercial products, or other material events by our competitors or us;

•	disputes or other developments concerning our proprietary rights;

•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

•	additions or departures of key personnel;

•	discussions of our business, products, financial performance, prospects, or stock price by the financial and scientific press and online investor communities such as chat rooms;

•

public concern as to, and legislative action with respect to, testing or other research areas of biopharmaceutical companies, the pricing and availability of prescription drugs, or the safety of drugs;

•	regulatory developments in the United States or foreign countries; and

•	economic and political factors.

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

Trading in our common stock, which is currently conducted on The NASDAQ Global Market, has been limited. This adversely affects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

Our executive offices are located at 10990 Wilshire Boulevard in Los Angeles, California, where we lease approximately 19,800 square feet of office space pursuant to two separate lease agreements. We lease approximately 7,300 square feet pursuant to a lease expiring in February 2011. We are currently required to make monthly payments of approximately $20,400 under this lease, with annual increases of 3%. In July 2007 we assumed a second lease at this same location relating to an additional 12,500 square feet pursuant to lease agreement expiring in May 2010. Our monthly lease payments under this lease are approximately $38,900.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings and are not aware of any threatened legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on October 28, 2008, in Los Angeles, California. At the meeting, stockholders approved a proposed amendment to our 2003 Stock Option Plan increasing the number of shares of our common stock available for issuance thereunder from 3,344,385 to 4,600,000, and prohibiting the re-pricing of stock options and other incentives granted under the plan without stockholder approval. There were 10,333,238 shares cast in favor of the proposed amendment; 3,508,695 shares cast against; and 16,621 shares abstained.

Part II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Prior to February 8, 2007, our common stock was not publicly traded. From February 8, 2007, until December 6, 2007, our common stock traded on the OTC Bulletin Board under the symbol “CGRB.OB.” Since December 7, 2007, our common stock has traded on The NASDAQ Global Market under the symbol “CGRB.” The closing price of our common stock on March 9, 2009, as quoted on The NASDAQ Global Market was $24.01 per share. The following table lists the high and low bid or sale price for our common stock as quoted, in U.S. dollars, by the OTC Bulletin Board or NASDAQ Global Market, as appropriate, during each quarter since February 8, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2007	$20.00	$9.75
June 30, 2007	27.80	17.25
September 30, 2007	25.60	21.00
December 31, 2007	34.00	25.60
March 31, 2008	33.22	17.00
June 30, 2008	29.22	19.07
September 30, 2008	40.00	21.90
December 31, 2008	34.04	16.35

Record Holders

As of March 6, 2009, we had approximately 61 shareholders of record of our common stock, not including those held in “Street Name.” We believe approximately 3,097 stockholders hold securities in Street Name.

Dividends

We have not paid or declared any dividends on our common stock and we do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Repurchases of Securities

Other than the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q during fiscal year 2008, we did not make any sales of unregistered securities during 2008. In addition, we did not repurchase any of our equity securities during 2008.

Stock Performance Graph*

The following line-graph presentation compares the cumulative return to our stockholders (based on appreciation in the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price from February 8, 2007, the date our common stock began trading on the OTC Bulletin Board, and for each semi-annual period through December 31, 2008, to the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Prior to February 8, 2007, there was no market for our common stock. The presentation assumes that the value of an investment in each of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index was $100 on February 8, 2007, and that any dividends paid were reinvested in the same security. We have not declared or paid any dividends on our common stock in such period.

We recognize that the market price of our common stock is influenced by many factors, only one of which is our performance. The historical stock price performance shown on the graph below is not necessarily indicative of our future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG COUGAR BIOTECHNOLOGY, INC.,

NASDAQ COMPOSITE INDEX AND NASDAQ BIOTECHNOLOGY INDEX

	02/08/07	06/30/07	12/31/07	06/30/08	12/31/08
COUGAR BIOTECHNOLOGY, INC.	100.00	134.86	186.86	136.17	148.57
NASDAQ BIOTECHNOLOGY INDEX	100.00	96.76	97.09	95.31	90.50
NASDAQ COMPOSITE INDEX	100.00	105.74	107.75	92.94	63.91

*	The material in this section is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected financial data set forth below in conjunction with the information in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
Consolidated Statements of Operations Data:
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Research and development	52,892,130	27,277,214	6,698,515	6,256,700	1,018,171
General and administrative	9,961,197	6,786,460	3,926,795	1,266,620	2,162,018
Depreciation	243,276	82,852	30,593	3,064	610

Loss from operations	(63,096,603)	(34,146,526)	(10,655,903)	(7,526,384)	(3,180,799)
Other income (expense)	3,279,802	2,288,862	(1,205,481)	(284,954)	20,663

Net loss	(59,816,801)	(31,857,664)	(11,861,384)	(7,811,338)	(3,160,136)
Accretion related to preferred stock	—	(390,843)	(1,638,046)	—	—

Net loss attributable to common stockholders	$(59,816,801)	$(32,248,507)	$(13,499,430)	$(7,811,338)	$(3,160,136)

Basic and diluted net loss per share attributable to common stockholders	$(2.90)	$(2.17)	$(3.10)	$(2.20)	$(0.96)

Weighted-average shares used in computing basic and diluted net loss per share	20,640,413	14,887,723	4,357,681	3,553,021	3,275,723

	December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheets Data:
Cash and cash equivalents and investment securities	$90,993,198	$135,337,544	$30,809,713	$1,040,864	$1,838,594
Total assets	93,823,097	138,306,549	32,331,128	1,874,282	1,957,174
Total current liabilities	12,632,111	3,574,541	2,140,616	4,978,432	348,627
Stockholders’ equity (deficiency)	81,135,958	134,678,858	(9,360,666)	(6,217,474)	1,608,547

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a Los Angeles, California, based development-stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the FDA or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2011.

Currently, a large portion of development expenses have related to our lead product candidate, CB7630. As we proceed with clinical development of CB7630 and as we further develop CB3304 and CB1089, our second and third product candidates, respectively, our research and development expenses will increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

Research and development, or R&D, expenses consist primarily of salaries and related personnel costs, fees paid to consultants and outside service providers for manufacturing, regulatory consulting and clinical trial monitoring services, fees paid to acquire licenses to drug compounds, and other expenses relating to the manufacture, development, testing and enhancement of our product candidates. We expense our R&D costs as they are incurred.

General and administrative, or G&A, expenses consist primarily of salaries and related personnel costs, professional fees, business insurance, rent, general legal activities, and other corporate expenses.

Our results include non-cash compensation expense as a result of the issuance of stock and stock option grants. Prior to January 1, 2006, we accounted for stock-based employee compensation using the intrinsic method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As the exercise price of our employee stock options was equal to the fair value of the underlying common stock on the date of grant, the options had no intrinsic value and we did not record any compensation expense. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) and began to record compensation expense for all employee stock options based on the fair value of the options on the grant date over the related service period. We were not required to adjust our financial statements for prior periods, although we are recording charges related to options granted prior to January 1, 2006, on a prospective basis. Compensation for options granted to consultants for all periods has been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue

No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”) . The expense is based on the fair value of equity instruments issued and is included in the respective categories of expense in the consolidated statements of operations. We expect to record additional future non-cash compensation expenses, which may be significant.

Summary of Expenses

The following tables summarizes our general and administrative and research and development expenses, respectively, which collectively represent the large majority of our overall expenses. This information is intended to supplement the more detailed discussion below under “Results of Operations.”

				Annual percentage change
General and administrative
	2008	2007	2006	2008/2007	2007/2006
Payroll and related costs	$2,243,180	$2,777,658	$788,157	-19%	252%
Professional fees and expenses	2,733,267	1,158,222	898,044	136%	29%
Facility and equipment costs	751,146	498,783	232,678	51%	114%
Employee stock-based compensation expense	2,585,490	1,158,012	860,551	123%	35%
Non-employee stock-based compensation expense	—	—	705,680	0%	-100%
Other	1,648,114	1,193,785	441,685	38%	170%

	$9,961,197	$6,786,460	$3,926,795	47%	73%

				Annual percentage change
Research and development
	2008	2007	2006	2008/2007	2007/2006
Clinical development	$30,028,221	$9,108,475	$3,671,657	230%	148%
Contract manufacturing	10,951,160	10,005,753	2,229,754	9%	349%
Licensing fees	4,065,140	511,595	268,890	695%	90%
Regulatory affairs and quality assurance	3,040,537	1,332,882	288,266	128%	362%
Employee stock-based compensation expense	2,352,684	789,168	10,035	198%	7764%
Non-employee stock-based compensation expense	476,316	5,089,198	230,256	-91%	2110%
Other	1,978,072	440,143	(343)	349%	-128422%

	$52,892,130	$27,277,214	$6,698,515	94%	307%

Results of Operations

Years Ended December 31, 2008 and 2007

General and administrative expenses: For the year ended December 31, 2008, general and administrative expenses were $9,961,197 compared to $6,786,460 for the year ended December 31, 2007, representing an increase of approximately $3,175,000. Payroll and related expenses, including bonuses, decreased approximately $534,000 compared to 2007. During 2007, we paid our Chief Executive Officer, under the terms of his employment agreement, a performance bonus of $1,350,000 based on our market capitalization exceeding $500,000,000 for a required length of time. There were no such performance bonus payments during 2008. Partially offsetting this decrease in payroll and related expenses was an increase of approximately $816,000 for salary increases and two additional new hires to support the increased corporate growth. Professional fees and expenses increased approximately $1,575,000 compared to 2007. Increased legal fees accounted for approximately $1,190,000 of the increase in professional fees due to vendor and clinical trial site contract negotiations associated with a Phase III clinical trial of CB7630 initiated in April 2008. We expect legal costs to remain high in 2009 as we commence a second Phase III clinical trial of CB7630 during the first half of 2009. The remaining increase in professional fees is associated with an increase in accounting fees of approximately $170,000 and an increase in consulting fees of approximately $215,000, both of which are associated with the additional public company requirements and Sarbanes-Oxley compliance. Facility expense increased approximately $252,000 due to additional office space leased during the third quarter of 2007 to accommodate personnel additions required to support our expansion of clinical trials. Our office space increased from approximately 7,300 square feet to approximately 19,800 square feet. Employee stock-based compensation expense increased approximately $1,427,000 from 2007, resulting primarily from grants to new employees and additional grants to existing employees and members of our Board of Directors. We expect stock-based compensation costs to continue to increase as additional employees are hired and additional grants are awarded. All other general and administrative expenses increased by approximately $454,000 to support our corporate growth in 2008.

Research and development expenses: R&D costs, which represent the large majority of our overall expenses, are charged to operations as incurred. R&D expenses consist of clinical development expenses, contract manufacturing cost, licensing fees, regulatory affairs and quality assurance cost, and other internal costs. Also included in our R&D cost is stock-based compensation expense for employees and non-employees. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with preparation for the clinical trial and patient accrual into the clinical trials. This estimated cost includes payments for clinical trial sites and patient related costs, including laboratory cost related to the conduct of the trial and other costs. We accrue for costs incurred as the services are provided for the monitoring of the trial and the invoices are received from external service providers. As actual costs become known, we adjust our accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of R&D costs.

For the year ended December 31, 2008, research and development expenses were $52,892,130 compared to $27,277,214 for the prior year, representing an increase of approximately $25,615,000. During 2008, we experienced major increases in clinical trial and compensation related expenses. Clinical development expenses increased approximately $20,920,000 as our Phase III clinical trial for drug candidate CB7630 was initiated in the first half of 2008. We expect clinical trial expenses to continue to increase as we complete enrollment of our Phase III trial for CB7630 in the first half of 2009 and initiate a second Phase III clinical trial for CB7630, also in the first half of 2009. Our contract manufacturing cost increased approximately $945,000 in support of our existing clinical trials and in support of our Phase III trial for our lead compound. Licensing fees increased $3,554,000 year to year primarily due to a milestone payment to BTG plc, which was triggered by our initiation of a Phase III clinical trial for CB7630 in April 2008. Our regulatory affairs and quality assurance expense increased approximately $1,708,000 as we built the infrastructure needed to support our Phase III trial and in preparation of filing an NDA for our lead compound. Employee stock-based compensation increased approximately $1,564,000 due to stock options grants to new employees and additional stock option grants awarded to existing employees. Non-employee stock-based compensation expense decreased approximately $4,613,000. Unvested non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. A decrease in the fair market value of our stock from $32.70 at December 31, 2007 to $26.00 at December 31, 2008, is the primary reason for the decrease. All other expenses increased approximately $1,538,000 compared to the prior year due to overall Company growth.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, and milestone payments for in-licensed technology for each of our product candidates for the years ended December 31, 2008, 2007 and 2006, as well as the cumulative amounts since we began development of each product candidate. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

				Annual percentage change		Inception to December 31, 2008
Product development
	2008	2007	2006	2008/2007	2007/2006
CB7630	$41,863,307	$18,951,474	$5,545,580	121%	242%	$72,445,142
CB3304	486,191	374,709	136,859	30%	174%	1,687,922
CB1089	5,571	157,696	305,500	-96%	-48%	843,767

Total product candidate costs	42,355,069	19,483,879	5,987,939	117%	225%	74,976,831
Unallocated costs and overhead	7,708,061	1,914,969	470,285	303%	307%	10,698,197
Employee stock-based compensation expense	2,352,684	789,168	10,035	198%	7764%	3,220,087
Non-employee stock-based compensation expense	476,316	5,089,198	230,256	-91%	2110%	6,170,715

	$52,892,130	$27,277,214	$6,698,515	94%	307%	$95,065,830

CB7630. Currently, we anticipate that we will need to expend approximately an additional $50-$80 million for external development costs until we receive regulatory approval to market CB7630, of which we expect that approximately $45-$50 million will be incurred in fiscal 2009. During 2007 we initiated five new Phase II trials and commenced production of our drug compound under cGMP condition in support of our planned Phase II trial. In early 2008, we commenced a Phase III clinical trial and continued manufacturing process development. External development for 2009 will be focused on our current Phase III trial, the initiation of a second Phase III trial and continued manufacturing process development. Should we choose to continue development, we expect that it will take an additional 1.5 to 3 years before we complete development and obtain FDA approval of CB7630, if ever.

CB3304. We expect to spend an additional $2.0-$3.0 million in external development costs in fiscal 2009. Because the development of CB3304 is only in its very early stages, we are unable to currently predict the total costs needed to complete development of this product candidate. In late December 2007, we initiated a Phase I trial for CB3304, which required us to make a milestone payment of $200,000. Our product development during 2008 was centered on the expansion of the Phase I trial that commenced in December 2007. Manufacturing process development accounted for the increase in spending in 2008 compared to 2007. Should we choose to continue development, we expect that it will take an additional five to seven years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. Based on our current development plans for CB1089 (seocalcitol), we anticipate that we will expend approximately $0.5-$1.0 million in external development costs in fiscal 2009. However, because the development of CB1089 is in very early stage, we are unable currently to predict the total costs needed to complete development of this product candidate. Since acquiring our rights to CB1089 in June 2005, we have incurred cost of approximately $0.8 million through December 31, 2008. Pre-clinical studies in a number of different cancers have shown that CB1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy when used in combination therapy to treat various tumor types as opposed to calcitriol. Expenditures for development of CB1089 have been held to a minimum as we advanced the development of our other two compounds. Should we choose to continue development, we expect that it will take an additional six to eight years before we complete development and obtain FDA approval of CB1089, if ever. Given its very early development stage, we are not able to predict the total costs that would be required to complete development of this product candidate.

While expenditures on current and future clinical development programs, particularly our CB7630 program, are expected to be substantial and to increase, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and

•	the costs, requirements, timing of, and ability to secure regulatory approvals.

Interest income: For the year ended December 31, 2008, we recognized approximately $3,097,000 in interest income compared to approximately $2,775,000 of interest income for 2007. During 2008 we maintained a higher balance of funds invested in short term investments as a result of the December 2007 equity placement. Interest earned on the higher balance more than offset the lower yields available in 2008.

Other income(expense): For the year ended December 31, 2008, we incurred other income(expense) of approximately $182,000 compared to approximately ($486,000) in 2007. During 2008, we incurred approximately $182,000 of foreign exchange gains on foreign denominated accounts payable. We incurred approximately $486,000 of liquidated damages during 2007 representing registration rights penalties as the registration statement governing resale of shares of our common stock issued in the April 2006 private placement was not declared effective within 180 days of the completion of the offering. A majority of the stockholders entitled to receive liquidated damages payments agreed to accept stock in lieu of cash for such liquidated damages. On February 2, 2007, our registration statement was declared effective.

Years Ended December 31, 2007 and 2006

General and administrative expenses: For the year ended December 31, 2007, general and administrative expenses were $6,786,460 compared to $3,926,795 for the year ended December 31, 2006, representing an increase of approximately $2,860,000. Payroll and related costs increased by approximately $1,990,000, mostly resulting from a $1,350,000 performance bonus paid in 2007 to our Chief Executive Officer under the terms of his employment agreement based on our market capitalization exceeding $500,000,000 for a required length of time. Additionally, payroll and related costs increased by approximately $639,500 relating to increased staff hired in the second half of 2006 and during 2007. Professional fees and expenses increased by approximately $260,000, which included an increase in consulting fees of approximately $230,000 associated with the additional public company requirements of Sarbanes-Oxley compliance, an increase in legal fees of approximately $52,000 due to vendor and clinical trial site contract negotiations associated with a Phase III clinical trial of CB7630 initiated in April 2008, an increase of approximately $34,000 of IT consulting due to our expanded operations partially offset by a reduction in accounting fees of approximately $56,000. Facility and equipment costs increased by approximately $266,000 as our rentable office space increased from approximately 7,300 square feet to approximately 19,800 square feet in late 2007. Employee stock-based compensation expense increased approximately $297,000 from 2006, resulting primarily from grants to new employees and additional grants to existing employees and members of our Board of Directors. Non-employee stock-based compensation expense decreased by approximately $706,000 compared to 2006 due to no grants being awarded to non-employees for general and administrative duties. All other general and administrative expenses increased by approximately $752,000 to support our corporate growth in 2007.

Research and development expenses: For the year ended December 31, 2007, research and development expenses were $27,277,214 compared to $6,698,515 for the prior year, representing an increase of approximately $20,579,000. During 2007, we experienced major increases in clinical development, third party manufacturing expenses, Scientific Advisory Board compensation, and payroll related expenses. Clinical development expenses increased approximately $5,437,000 as the number of clinical trial sites increased from two in 2006 to seven in 2007 and we hired additional staff to manage the clinical trials. Contract manufacturing expense increased $7,776,000 in 2007 in support of the clinical trials initiated in 2006 and 2007. We commenced production of CB7630 under cGMP requiements in support of our Phase III trial, which we initiated in April 2008. In support of our current clinical trials and our planned Phase III trial for CB7630 we began development of an internal regulatory affairs and quality assurance group representing an increase of approximately $1,045,000 compared to 2006. Stock-based compensation expense for employees increased approximately $779,000 compared to 2006 as a result of stock option grants to new employees and the increase in fair market value of our common stock on the various grant dates. The average fair market value of common stock for the options granted in 2007 was $20.44 compared to $4.50 in 2006. Stock-based compensation expense for Scientific Advisory Board members increased approximately $4,859,000, reflecting changes in valuation assumptions for unvested stock options. The major change to the valuation assumptions was the increase in our common stock price from $4.50 at December 31, 2006 to $32.70 at December 31, 2007. All other expenses, including licensing fees increased approximately $683,000 due to overall Company growth and the initiation of additional clinical trials.

Interest income: For the year ended December 31, 2007, we recognized approximately $2,775,000 in interest income compared to approximately $1,244,000 of interest income for 2006. The increase reflects the investment of excess funds from the proceeds of two private placements completed during 2007.

Interest expense: We incurred no interest expense in 2007. For the year ended December 31, 2006, interest expense was approximately $1,013,000, which included a non-cash charge of approximately $376,000 for amortization of note discounts related to promissory notes issued in June 2005, and convertible notes issued in November 2005 and January 2006. During the year ended December 31, 2006, we recorded a favorable charge of approximately $69,000 to interest expense for the revaluation of outstanding warrants classified as liabilities. Interest on the notes of approximately $80,000 was recorded for the year ended December 31, 2006. Interest expense for 2006 also included non-cash charges for amortization of debt issuance costs of approximately $613,000. Interest of approximately $13,000 on a credit facility opened in October 2005 was recorded for the year ended December 31, 2006.

Other expense: For the year ended December 31, 2007, we incurred other expense of approximately $486,000 compared to approximately $1,437,000 in 2006. Contemporaneously with the closing of the merger with SRKP in April 2006, SRKP redeemed an aggregate of 2,700,000 shares of its common stock from its stockholders in consideration of an aggregate cash payment of $200,000. This transaction was considered a capital transaction in substance, rather than a business combination, resulting in a charge of $200,000. We incurred approximately $486,000 of liquidated damages during 2007 compared to $1,237,000 of liquidated damages in 2006 representing registration rights penalties as the registration statement governing the resale of our shares of common stock issued in our April 2006 private placement was not declared effective within 180 days of the completion of the offering. A majority of the stockholders entitled to receive liquidated damages payments agreed to accept stock in lieu of cash for such liquidated damages. On February 2, 2007, our registration statement was declared effective.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for each of the last three fiscal years, and is intended to supplement the more detailed discussion that follows. The amounts stated are expressed in thousands.

	December 31,
Liquidity and capital resources	2008	2007	2006
Cash and cash equivalents and investment securities	$90,993,198	$135,337,544	$30,809,713
Working capital	79,739,239	133,064,105	29,864,152
Stockholders’ equity (deficiency)	81,135,958	134,678,858	(9,360,666)

	Year ended December 31,
	2008	2007	2006
Cash provided by (used in):
Operating activities	$(44,668,298)	$(23,098,788)	$(9,166,052)
Investing activities	(11,740,451)	(23,195,741)	(16,796,643)
Financing activities	840,375	128,500,511	39,051,742

Increase (decrease) in cash	$(55,568,374)	$82,205,982	$13,089,047

We reported a net loss of $59.8 million and negative cash flow from operating activities of $44.7 million for the year ended December 31, 2008. The net loss from date of inception, May 14, 2003, to December 31, 2008, amounted to $114.9 million, while negative cash flow from operating activities has amounted to $85.7 million.

We have financed our operations since inception primarily through equity and debt financing. The net cash used in operating activities includes a net loss of $59.8 million adjusted for non-cash items of approximately $5.7 million, an increase in accounts payable and accrued expenses of approximately $9.1 million, and a decrease in prepaid expenses and other assets of approximately $0.4 million. The major non-cash items were stock-based compensation expense for non-employees of approximately $0.5 million; employee stock-based compensation expense of approximately $5.0 million and depreciation of approximately $0.2 million. The increase in accounts payable and accrued expenses is a direct result of our increase in expenditures used to support the expansion of our clinical trials and clinical trial costs. The net cash used in investing activities reflects the net purchases of securities available-for-sale of approximately $11.3 million.

As of December 31, 2008, we anticipate that our cash on hand, including our cash equivalents and available-for-sale investments, will be sufficient to enable us to meet our anticipated expenditures for at least the next 12 months. We expect to continue incurring significant losses for the foreseeable future. Our continued operations will depend on whether we are able to raise additional funds through either strategic alliance with a third party concerning one or more of our product candidates or through additional equity or debt financing. Through December 31, 2008, a significant portion of our financing has primarily been through private placements of our equity securities, including issuances of common and preferred stock. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs. Further, in light of current economic conditions, including the lack of access to the capital markets being experienced by small companies, particularly in our industry, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Financing Activities

2005-2006 Bridge Financing. In related transactions completed in November 2005 and January 2006, we sold an aggregate of $6,145,120 in principal amount of senior convertible notes, or bridge notes, to certain institutional and individual accredited investors in a private placement transaction. The bridge note investors also received five-year warrants to purchase an aggregate of 148,460 shares of our common stock at a price of $8.28 per share. These warrants were valued at $669,303 using the Black-Scholes option pricing model and recorded as debt discount. The model assumed a five-year term, risk free rate of 4.3% and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with payment of the exercise price. The warrants are redeemable at our option if our common stock has had an average closing price per share over a period of 30 consecutive calendar days equal to or greater than twice the exercise price of the warrants, provided that the common shares underlying the warrants must be registered for resale at the time of redemption. The warrants do not provide for cashless exercise. The warrants (but not the common stock issuable upon exercise of the warrants) were not registered, and include restrictions upon transfer. We have no obligation to settle any exercise of the warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares. We have, however, provided holders of the warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the warrant. Additionally, in connection with the issuance of the bridge notes and warrants, we issued warrants to purchase an aggregate of 74,221 shares of common stock at an exercise price of $8.28 per share to Paramount BioCapital, Inc., our placement agent, and its designees, and paid commissions of approximately $430,000 and other offering-related expenses aggregating approximately $31,000 to Paramount BioCapital. The warrants issued to our placement agent were valued at approximately $212,500 using the Black-Scholes option pricing model and were recorded as debt issuance cost. Dr. Lindsay A. Rosenwald, then one of our directors and the managing member of Horizon BioMedical Ventures, LLC, a significant stockholder, is the Chairman and Chief Executive Officer of Paramount BioCapital, Inc. We have no obligation to settle any exercise of the placement warrants in cash or registered shares; we intend to settle such exercises only in unregistered shares. However, the warrants have a cashless exercise provision. We have provided the holders of the placement agent warrants piggyback and demand registration rights relating to the resale of common stock issuable upon exercise of the warrants. The principal balance of the bridge notes of $6,145,120, together with accrued and unpaid interest of approximately $89,000 thereon, automatically converted into units of our equity securities in April 2006 at a price per share of $4.50, pursuant to the terms of a concurrent private placement offering of such equity securities. As a result of such conversion, we issued to the bridge note holders an aggregate of 138,416 shares of common stock and 1,245,746 shares of our Series A preferred stock. We had no obligation to settle any conversion of the preferred stock in registered shares; we intended to settle only in unregistered shares. We provided the holders of the bridge securities piggyback registration rights with respect to the shares of common stock issued or issuable upon conversion of preferred stock.

2006 Preferred/Common Stock Offering. On April 3, 2006, immediately prior to the closing of the merger with SRKP, we completed a private placement offering whereby we raised gross proceeds of approximately $39,650,000 through the sale of 7,922,998 shares of preferred stock and 880,334 shares of common stock. Paramount BioCapital, Inc. and Cowen and Company acted as placement agents in the offering. Each placement agent received a placement fee of approximately $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of our common stock at an exercise price of $4.95 per share. The value of the warrants, which was determined using the Black-Scholes option pricing model, was approximately $2,400,000. The model assumed a risk-free interest rate of 4.78%, a five-year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company together with the payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock issued upon exercise of the warrants) are not registered and include restrictions upon transfer. We have no obligation to settle any exercise of the placement agent warrants in cash or registered shares; we intend to settle only in unregistered shares. Reimbursable expenses associated with the placement were approximately $76,000, of which $26,000 was reimbursed to Paramount. The Chairman and Chief Executive Officer of Paramount BioCapital, Inc. is Lindsay A. Rosenwald, M.D., one of our directors at the time of the placement. Paramount BioCapital is an affiliate of Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member and which is one of our substantial stockholders. Additionally, on terms similar to that in the offering, we sold to

Dr. Rosenwald 13,322 shares of common stock and 119,895 shares of preferred stock (as adjusted pursuant to the merger) in consideration of cash in the amount of approximately $600,000. Each share of preferred stock, designated as Series A Convertible Preferred Stock, was convertible, in whole or in part, at the option of the holder at any time into shares of our common stock initially on a one-for-one basis and at an initial conversion price of $4.50 per share. All outstanding shares of preferred stock were subject to mandatory conversion into shares of our common stock if the price per share of common stock traded at or above 200% of the conversion price of the preferred stock (initially $4.50) for a period of twenty consecutive trading days on any securities exchange, automated quotation system or any other over-the-counter market. We, however, provided the holders of the Series A Convertible Preferred Stock with registration rights relating to the resale of the common stock issuable upon conversion of the Series A Convertible Preferred Stock.

As of March 8, 2007, our common stock had traded on the OTC Bulletin Board for twenty consecutive trading days in excess of 200% of the Series A Convertible Preferred Stock conversion price. Accordingly, effective as of the close of trading on March 8, 2007, the outstanding shares of Series A Convertible Preferred Stock converted into shares of our common stock on a one-for-one share basis. As of such time, 8,685,522 share of Series A Convertible Preferred Stock converted into 8,685,522 shares of common stock.

May 2007 Common Stock Offering. In May 2007, we sold an aggregate of 2,500,000 shares of our common stock at a price per share of $20, resulting in aggregate gross proceeds of $50 million prior to deducting selling commissions and expenses. The sale of the shares was made pursuant to a securities purchase agreement among us and certain accredited institutional investors. In addition to the purchase agreement, we concurrently entered into a registration rights agreement with the investors under which we agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the offering. This registration statement was declared effective in June 2007. In connection with the offering, we entered into a letter agreement with Leerink Swann LLC to serve as our placement agent, and pursuant to such agreement and in consideration for its services, we paid the placement agent aggregate cash commissions equal to 6% of the gross cash proceeds from the offering, or approximately $3 million. We also paid the placement agent $50,000 as a non-accountable reimbursement allowance. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 0.3% of the gross proceeds from the offering, or $150,000, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering pursuant to an October 2005 agreement with us. The placement agent agreed to reduce the placement fee by an amount equal to 50%, or $75,000 of the waiver fee. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

December 2007 Common Stock Offering. In December 2007, we sold an aggregate of 3,000,000 shares of our common stock in a private placement at a per share price of $29.00, resulting in aggregate gross proceeds of $87 million before deducting selling commissions and expenses. The sale of the shares was made pursuant to a securities purchase agreement among us and certain accredited institutional investors. In addition to the purchase agreement, we and the investors also entered into a registration rights agreement pursuant to which we agreed to file a registration statement under the Securities Act of 1933 covering the resale by the investors of the shares sold in the offering. The registration statement was declared effective in January 2008. In connection with the offering, we engaged Leerink Swann LLC as our lead placement agent, and Cowen and Company and Lazard Frères & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placements agents an aggregate cash fee equal to 6% of the total gross proceeds received by us from the sale of the shares, or $5.22 million. We also reimbursed the placement agents in the amount of $45,528 for expenses they incurred. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering pursuant to an October 2005 agreement with us. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we estimate that our research and development spending will be approximately $70-75 million. We will need approximately $10-12 million for general and administrative expenses over the next 12 months.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008:

		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
Operating leases	$1,239,006	$723,726	$515,280	$—	$—
Contract research organizations	19,652,612	10,469,432	9,183,180	—	—

Our operating lease obligations reflected above do not assume the exercise by us of any termination or extension options. The minimum payments under our agreements with contract research organizations, or CROs, represent our contractual obligations to the CROs that we have engaged to manage the conduct of our clinical trials. In determining the amounts of our purchase obligations for contracts, we have included only the minimum obligation that we have under our contracts and did not include any amounts previously paid, accrued, expenses or associated with a contingent event, such as a change in control or termination.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet agreements,” as defined by SEC regulations.

Critical Accounting Policies

Research and Development

Research and development expenses are charged to operations as incurred. Research and development expenses consist of salaries, benefits and other headcount-related costs, clinical trial and related clinical manufacturing costs, contract and outside service fees, contract research organizations that manage our clinical trials, and contract organizations for pre-clinical development. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost, based on a variety of factors, beginning with preparation for the clinical trial and patient accrual into the clinical trial. This estimated cost includes payments for clinical trial sites and patient related costs, including laboratory costs related to the conduct of the trial and other costs. We accrue for costs incurred as services are provided for monitoring of the trial and as invoices are received from external service providers. We adjust our accruals in the period when actual costs become known. Cost related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Investment Securities

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Unrealized gains on investment securities of approximately $19,036, made up of unrealized gains of $80,953 and unrealized losses of $61,917, have been recorded as other comprehensive income. The amortization and accretion and interest income are included in interest income within the consolidated statements of operations.

Several methods are used to determine the fair value of our investment securities. For securities that generally have market prices from multiple sources, a weighted average price for each security is determined. Market prices are received from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources. The prices are input into a distribution curve-based algorithm to determine the daily market value. Securities that have structure that implies a standard expected market price are priced at the expected market price. For example, an open ended money market fund expected to maintain a Net Asset Value of $1 per share would be priced at the expected market price. Securities with short maturities and infrequent secondary market trades are priced via mathematical calculations. In the case of a certain issue of commercial paper, in the absence of any observable transactions, we may accrete from purchase price at purchase date to face value at maturity. In the event that a transaction is observed on the same security in the marketplace, the price on that subsequent transaction would reflect the market price on that day and we would adjust the price to the observed transaction price.

During 2008, as marketable securities in our portfolio matured or paid down, we purchased primarily U.S. government and agency obligations. This shift toward higher quality securities reduced the risk profile, as well as the overall yield, of our portfolio during 2008. In particular, we reduced the percentage of commercial paper and certificates of deposit from 24.0% and 5.2%, respectively, at December, 31, 2007 to 0% at December 31, 2008. In addition, we reduced the portion of corporate obligations in our portfolio from 51.6% at December 31, 2007, to 20.4% at December 31, 2008, and the percentage of asset-backed securities from 19.2% at December 31, 2007 to 8.9% at December 31, 2008, due to the deterioration of credit quality in these types of securities. At the end of 2008, 70.7% of our total portfolio was U.S. government and agency obligations. We did not hold such obligations in our portfolio at December 31, 2007.

Stock-based Compensation

As required, we adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) requires the fair value of all stock-based payments to employees, including grants of stock options, to be recognized in the consolidated statement of operations over the requisite service period. We will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS 123 and EITF 96-18. SFAS 123(R) eliminated the option provided by SFAS 123 that was used prior to January 1, 2006, to account for stock options granted to employees using the intrinsic value method under APB 25. Under APB 25, we recorded compensation expense only for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant.

SFAS 123(R) was adopted using the modified-prospective method and accordingly consolidated financial statement amounts for periods prior to January 1, 2006, have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. Adoption of the SFAS 123(R) fair value method had and will continue to have a material impact on our consolidated results of operations, although it will have no impact on our cash flows or our overall consolidated financial position. Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. Because of the variability in the assumptions to be used in the valuation of stock options we granted in 2007 and the variability in the quantity and other terms of stock-based awards we may issue in the future, our ability to predict future stock-based compensation expense is limited. The amounts recognized in the consolidated financial statements related to employee stock-based compensation were $4,938,174, $1,947,180 and $870,586 for the years ended December 31, 2008, 2007 and 2006, respectively, and were included in general and administrative expenses and research and development expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on average expected volatilities of a sampling of six companies with similar attributes to our Company, including industry, stage of life cycle, size and financial leverage. As we have only awarded “plain vanilla options,” as determined by Staff Accounting Bulletin (“SAB”) No. 107, we used the “simplified method” for determining the expected life of the options granted. The risk-free interest rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur. Instead, estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon further information as to the amount of options expected to be forfeited.

The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	68%	78%	72%
Risk-free interest rate	3.4%	4.7%	4.7%
Expected life	6.2 years	6.2 years	5.8 years

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its consolidated financial statements all material uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. Management implemented FIN 48 on January 1, 2007 and it has had negligible impact on our consolidated results of operations or financial position. Management believes it will continue to have a negligible impact on our consolidated results of operations or financial position until such time as we generate revenue.

Recently Issued Accounting Standards

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In adopting SFAS 159, we did not elect the fair value option for any of our financial assets or financial liabilities. The impact of SFAS 159 on our consolidated results of operations or financial position was thus negligible.

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). This issue addresses an issuer’s accounting for the nonrefundable portion of advance payments for future goods or services and specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payment should be charged to expense. This issue was effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We experienced negligible impact, if any, from the implementation of EITF 07-03.

In November 2007, FASB issued EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). This Issue addresses an issuer’s accounting for shared cost and revenues in collaborative arrangements in which a separate legal entity is not created. A collaborative arrangement falls within the scope of this issue only if the parties are actively involved and are exposed to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue recognize on collaborative arrangements should be reported by each party based on the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Payments between parties of a collaborative arrangement should be reported based on the nature of the arrangement and its contractual terms, the nature of each entity’s business, and whether there are any existing generally accepted accounting principles in the United States of America that should be applied. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We currently are not involved with any collaborative arrangements and experienced no impact from the implementation of EITF 07-01.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changed the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt this standard on January 1, 2009. Earlier adoption is prohibited. We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changed the accounting for and reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have a material impact on our consolidated results of operations or financial position.

FASB and the SEC have issued certain other accounting pronouncements as of December 31, 2008, that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2008, 2007 and 2006 or that they will have a significant effect at the time they become effective.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investing activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing the risk of loss. Some of the investable securities permitted under our cash management policy may be subject to market risk for changes in interest rates. To mitigate this risk, we maintain a portfolio of cash equivalents and available-for-sale investments in a variety of securities, which may include investment grade commercial paper, money market funds, government debt issued by the United States of America, state debt, certificates of deposit and investment grade corporate debt. Presently, we are exposed to minimal market risks associated with interest rate changes because of the relatively short maturities of our investments and we do not expect interest rate fluctuations to materially affect the aggregate value of our financial instruments. We manage our sensitivity to these risks by maintaining investment grade short-term investments. Our cash management policy does not allow us to purchase or hold derivative or commodity instruments or other financial instruments for trading purposes. Additionally, our policy stipulates that we periodically monitor our investments for adverse material holdings related to the underlying financial solvency of the issuer. As of December 31, 2008, our investments consisted primarily of U.S. government and agency obligations and corporate obligations. Our results of operations and financial condition would not be significantly impacted by either a 10% increase or 10% decrease in interest rates due mainly to the short-term nature of our investment portfolio. We have not used derivative financial instruments in our investment portfolio. Additionally, we do not invest in foreign currencies or other foreign investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a list of the financial statements filed as part of this report, see the Index to Financial Statements beginning at Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Exchange Act Rule 13a-15(e)), as of December 31, 2008. Based on that evaluation, our chief executive officer and senior vice president, finance have concluded that these disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by J.H. Cohn, LLP, our independent registered public accounting firm, as stated in their report, which is set forth below in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

Cougar Biotechnology, Inc.

We have audited Cougar Biotechnology, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cougar Biotechnology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of the Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cougar Biotechnology, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years ended December 31, 2008, 2007, and 2006 and for the period from May 14, 2003 (date of inception) through December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ J.H. COHN LLP

San Diego, California

March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in our 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be contained in our 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in our 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our 2009 Proxy Statement, which will be filed with the Securities and Exchange Commission, and is incorporated by reference herein.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Reference is made to the Index to Financial Statements beginning on Page F-1 hereof.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in this Annual Report.

Exhibits.

The exhibits listed below are incorporated herein by reference or filed with this report as indicated below.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 27, 2006, by and among Cougar Biotechnology, Inc., SRKP 4, Inc. and SRKP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 our Registration Statement on Form 10SB filed on August 3, 2005).

3.2	Certificate of Merger relating to the merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated April 3, 2006, and filed on April 7, 2006).

3.3	Certificate of Ownership relating to the merger of Cougar Biotechnology, Inc. with and into SRKP 4, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K dated April 3, 2006, and filed on April 7, 2006).

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 31, 2006, and filed on April 6, 2006).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10SB filed on August 3, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007).

4.2	Form of Warrant relating to the sale of promissory notes in June 2005 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form SB-2 (File No.: 333-133779) filed May 3, 2006).

4.3	Schedule identifying holders of warrants issued to certain noteholders in the form of Warrant incorporated by reference to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-QSB filed on August 16, 2006).

4.4	Form of Warrant relating to the sale of convertible bridge notes in November 2005 and January 2006 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

4.5	Form of Warrant issued in relation to guaranty of credit facility (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

4.6	Form of Warrant issued to placement agents in connection with offering of convertible bridge notes (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

Exhibit No.	Description
4.7	Form of Warrant issued to placement agents in connection with April 3, 2006 private placement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-QSB filed on August 16, 2006).

10.1	Employment Agreement with Alan H. Auerbach dated September 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2008).+

10.2	Scientific Advisory Agreement with Dr. Arie Belldegrun dated December 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).+

10.3	Amendment to Scientific Advisory Agreement with Dr. Belldegrun dated August 24, 2004 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).+

10.4	Letter Agreement with Charles R. Eyler dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2007).+

10.5	License Agreement with BTG International Ltd dated March 23, 2004 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on January 18, 2007).*

10.6	Exclusive License Agreement with Emory University dated February 23, 2004 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.7	First Amendment to License Agreement made and entered into June 2, 2004 with Emory University (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.8	License Agreement with LEO Pharma A/S dated June 27, 2005 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.9	Summary terms of non-employee director compensation program (as amended through June 11, 2007) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 15, 2007).+

10.10	2003 Stock Option Plan (as amended through October 28, 2008) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 3, 2008).+

10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 12, 2006).+

10.12	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (SEC File No.: 333-140673) filed on February 13, 2007).+

10.13	Restricted Stock Agreement dated December 29, 2006 with Dr. Arie Belldegrun (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 8, 2007).+

10.14	Form of Securities Purchase Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2007).

10.15	Form of Registration Rights Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2007).

Exhibit No.	Description
10.16	Letter Agreement dated as of March 16, 2007 with Dr. Arturo Molina (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 3, 2007).+

10.17	Letter Agreement dated as of September 5, 2007 with Dr. Samuel R. Saks (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2007).+

10.18	Assignment, Assumption and Consent dated July 24, 2007 with L’ETAT FRANCAIS, as represented by the Consulate General of France (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed on November 13, 2007).

10.19	Lease between Douglas Emmett 1997, LLC and L’ETAT FRANCAIS dated September 29, 1989, as amended (assumed by Cougar Biotechnology, Inc. on July 24, 2007) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed on November 13, 2007).

10.20	Stand-by letter of credit collateralized by a certificate of deposit held by Wells Fargo Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed on November 13, 2007).

10.21	Form of Securities Purchase Agreement dated December 14, 2007, with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2007).

10.22	Form of Registration Rights Agreement dated December 14, 2007, with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2007).

10.23	Employment offer letter with Richard B. Phillips dated January 16, 2007, (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).+

10.24	Indemnity Agreement dated April 3, 2006 by and among SRKP 4, Inc., Cougar Biotechnology, Inc., Richard A. Rappaport and Anthony C. Pintsopoulos (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2006).

21.1	Subsidiaries of the Registrant (filed herewith).

23.1	Consent of J.H. Cohn LLP (filed herewith).

24.1	Power of Attorney (included on signature page hereof).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.

+	Denotes management contract or compensation plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Cougar Biotechnology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2009.

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

Signature	Title	Date

/S/ ALAN H. AUERBACH Alan H. Auerbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/S/ CHARLES R. EYLER Charles R. Eyler	Senior Vice President, Finance, and Treasurer (Principal Accounting and Financial Officer)	March 16, 2009

/S/ ARIE S. BELLDEGRUN, M.D. Arie S. Belldegrun, M.D.	Director	March 16, 2009

/S/ RUSSELL H. ELLISON, M.D. Russell H. Ellison, M.D.	Director	March 16, 2009

/S/ THOMAS R. MALLEY Thomas R. Malley	Director	March 16, 2009

/S/ HAROLD J. MEYERS Harold J. Meyers	Director	March 16, 2009

/S/ MICHAEL S. RICHMAN Michael S. Richman	Director	March 16, 2009

/S/ SAMUEL R. SAKS, M.D. Samuel R. Saks, M.D.	Director	March 16, 2009

COUGAR BIOTECHNOLOGY, INC.

(A Development Stage Enterprise)

Index To Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss For the Years Ended December 31, 2008, 2007, and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) For the Years Ended December 31, 2008, 2007 and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2008	F-5/8

Consolidated Statements of Cash Flows For the Years Ended December 31, 2008, 2007 and 2006 and the period from May 14, 2003 (Date of Inception) through December 31, 2008	F-9/11

Notes to Consolidated Financial Statements	F-12/35

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cougar Biotechnology, Inc.

We have audited the accompanying consolidated balance sheets of Cougar Biotechnology, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from May 14, 2003 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cougar Biotechnology, Inc. (A Development Stage Enterprise) as of December 31, 2008 and 2007, and its results of operations and cash flows for each of the years in the three-year period ended December 31, 2008 and for the period from May 14, 2003 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cougar Biotechnology, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2009, expressed an unqualified opinion thereon.

/s/ J.H. COHN LLP

San Diego, California

March 12, 2009

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,767,519	$96,335,893
Investment securities available-for-sale, at fair value	50,225,679	39,001,651
Prepaid expenses and other assets	811,596	1,301,102

Total current assets	91,804,794	136,638,646

Property and equipment, net	654,475	454,265
Restricted certificate of deposit	1,043,121	1,016,317
Deposits and other assets	320,707	197,321

Total assets	$93,823,097	$138,306,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,048,130	$1,204,986
Accrued expenses	7,583,981	2,369,555

Total current liabilities	12,632,111	3,574,541
Deferred rent	55,028	53,150

Total liabilities	12,687,139	3,627,691

Commitments and contingencies

Stockholders’ equity:
Series A Redeemable Convertible Preferred Stock; $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock; $.0001 par value; 100,000,000 shares authorized; 20,758,642 shares issued and outstanding at December 31, 2008 and 20,526,571 shares issued and outstanding at December 31, 2007	2,076	2,053
Additional paid-in capital	196,000,544	189,745,702
Deficit accumulated during the development stage	(114,885,698)	(55,068,897)
Accumulated other comprehensive income	19,036	—

Total stockholders’ equity	81,135,958	134,678,858

Total liabilities and stockholders’ equity	$93,823,097	$138,306,549

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2008
Operating expenses:
General and administrative	$9,961,197	$6,786,460	$3,926,795	$23,560,805
Research and development	52,892,130	27,277,214	6,698,515	95,065,830
Depreciation and amortization	243,276	82,852	30,593	360,518

Totals	63,096,603	34,146,526	10,655,903	118,987,153

Loss from operations	(63,096,603)	(34,146,526)	(10,655,903)	(118,987,153)

Other income (expenses):
Interest income	3,097,408	2,775,204	1,244,407	7,154,525
Interest expense	—	—	(1,012,661)	(1,311,895)
Other income (expense)	182,394	(486,342)	(1,437,227)	(1,741,175)

Totals	3,279,802	2,288,862	(1,205,481)	4,101,455

Net loss	(59,816,801)	(31,857,664)	(11,861,384)	(114,885,698)
Accretion of dividends on preferred stock	—	(309,863)	(1,273,633)	(1,583,496)
Accretion of issuance costs on preferred stock	—	(80,980)	(364,413)	(445,393)

Net loss applicable to common stock	$(59,816,801)	$(32,248,507)	$(13,499,430)	$(116,914,587)

Net loss per common share—basic and diluted	$(2.90)	$(2.17)	$(3.10)

Weighted-average common shares outstanding—basic and diluted	20,640,413	14,887,723	4,357,681

Comprehensive loss, net of tax:
Net loss	$(59,816,801)	$(31,857,664)	$(11,861,384)	$(114,885,698)
Other comprehensive income—unrealized gain on investment securities	19,036	—	—	19,036

Total comprehensive loss	$(59,797,765)	$(31,857,664)	$(11,861,384)	$(114,866,662)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Issuance of shares of common stock through private placement at $0.4595 per share	1,632,468	$163	$749,837	$—	$—	$750,000
Effect of issuance of shares of common stock to an officer at $0.0026 per share	288,083	29	132,346	—	—	132,375
Option compensation for non-employees	—	—	207	—	—	207
Net loss	—	—	—	(378,375)	—	(378,375)

Balance at December 31, 2003	1,920,551	192	882,390	(378,375)	—	504,207
Issuance of shares of common stock through private placement at $2.60 per share	1,632,470	163	4,249,837	—	—	4,250,000
Option compensation for non-employees	—	—	14,476	—	—	14,476
Net loss	—	—	—	(3,160,136)	—	(3,160,136)

Balance at December 31, 2004	3,553,021	355	5,146,703	(3,538,511)	—	1,608,547
Issuance of warrants with notes payable	—	—	130,954	—	—	130,954
Issuance of warrants for debt costs	—	—	91,041	—	—	91,041
Option compensation for non-employees	—	—	403,331	—	—	403,331
Reclassification of fair value of non-employee options and warrants to liabilities due to issuance of convertible notes	—	—	(640,009)	—	—	(640,009)
Net loss	—	—	—	(7,811,338)	—	(7,811,338)

Balance at December 31, 2005	3,553,021	355	5,132,020	(11,349,849)	—	(6,217,474)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)—(Continued)

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Issuance of shares of common stock through private placement and other offerings at $4.50 per share	893,656	$89	$3,725,063	$—	$—	$3,725,152
Issuance of shares of common stock through debt conversion at $4.50 per share	160,428	16	722,544	—	—	722,560
Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	178,106	18	801,478	—	—	801,496
Issuance of placement warrants allocable to Series A Preferred Stock	—	—	2,160,672	—	—	2,160,672
Option compensation for employees	—	—	870,586	—	—	870,586
Reclassification of fair value of non-employee options from liabilities due to debt conversion	—	—	1,195,927	—	—	1,195,927
Option compensation for non-employees	—	—	114,953	—	—	114,953
Stock compensation for non-employees at $4.50 per share	18,864	2	84,886	—	—	84,888
Reclassification of fair value of warrants from liability due to debt conversion	—	—	680,004	—	—	680,004
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,273,633)	—	—	(1,273,633)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(364,413)	—	—	(364,413)
Net loss	—	—	—	(11,861,384)	—	(11,861,384)

Balance at December 31, 2006	4,804,075	480	13,850,087	(23,211,233)	—	(9,360,666)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)—(Continued)

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Option compensation for employees	—	$—	$1,947,180	$—	$—	$1,947,180
Option compensation for non-employees	—	—	5,089,198	—	—	5,089,198
Issuance of shares of common stock for payment of liquidated damages at $4.50 per share	189,671	19	853,501	—	—	853,520
Warrants exercised for cash at $8.28 per warrant	56,248	6	465,728	—	—	465,734
Cashless exercise of warrants	412,462	41	(41)	—	—	—
Exercise of stock options	13,588	2	61,144	—	—	61,146
Series A Preferred Stock conversion to common stock	9,486,752	949	38,313,177	—	—	38,314,126
Accretion of dividends on redeemable convertible preferred stock	—	—	(309,863)	—	—	(309,863)
Accretion of issuance costs on redeemable convertible preferred stock	—	—	(80,980)	—	—	(80,980)
Issuance of shares of common stock through private placement at $20.00 per share	2,500,000	250	46,845,941	—	—	46,846,191
Issuance of shares of common stock through private placement at $29.00 per share	3,000,000	300	81,690,215	—	—	81,690,515
Issuance of common stock for preferred stock dividend payment	63,775	6	1,020,415	—	—	1,020,421
Net loss	—	—	—	(31,857,664)	—	(31,857,664)

Balance at December 31, 2007	20,526,571	2,053	189,745,702	(55,068,897)	—	134,678,858

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)—(Concluded)

THE PERIOD FROM MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Option compensation for employees	—	$—	$4,938,174	$—	$—	$4,938,174
Option compensation for non-employees	—	—	476,316	—	—	476,316
Warrants exercised for cash at $8.28 per warrant	26,696	3	221,040	—	—	221,043
Cashless exercise of warrants	78,965	8	(8)	—	—	—
Exercise of stock options	126,410	12	619,320	—	—	619,332
Other comprehnsive income—unrealized gain on investment securities	—	—	—	—	19,036	19,036
Net loss	—	—	—	(59,816,801)	—	(59,816,801)

Balance at December 31, 2008	20,758,642	$2,076	$196,000,544	$(114,885,698)	$19,036	$81,135,958

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2008
Operating activities:
Net loss	$(59,816,801)	$(31,857,664)	$(11,861,384)	$(114,885,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,276	82,852	30,593	360,518
Option compensation for non-employees	476,316	5,089,198	851,048	6,876,395
Stock issued for compensation—non-employees	—	—	84,888	84,888
Option compensation for employees	4,938,174	1,947,180	870,586	7,755,940
Common stock issued for accrued interest	—	—	13,048	13,048
Preferred stock issued for accrued interest	—	—	117,429	117,429
Common stock issued for liquidated damages	—	453,434	801,496	1,254,930
Stock issued for compensation—employees	—	—	—	131,625
Amortization of discount on notes payable	—	—	376,709	486,782
Amortization of debt issuance costs	—	—	612,993	702,591
Accrual of deferred rent	1,878	8,751	10,648	21,277
Amortization of discount on investments	65,169	(513,182)	(37,780)	(485,793)
Other	—	—	29,366	97,366
Changes in operating assets and liabilities:				—
Employee advance	—	—	—	(96,000)
Prepaid expenses and other assets	366,120	(143,368)	(1,078,994)	(1,132,303)
Accounts payable and accrued expenses	9,057,570	1,834,011	13,302	13,032,197

Net cash used in operating activities	(44,668,298)	(23,098,788)	(9,166,052)	(85,664,808)

Investing activities:
Purchase of investment securities available-for-sale	(77,244,161)	(51,408,667)	(16,642,022)	(145,294,850)
Proceeds from maturities of investment securities available-for-sale	65,974,000	29,600,000	—	95,574,000
Purchases of property and equipment	(443,486)	(370,757)	(154,621)	(981,242)
Purchase of restricted certificate of deposit	(26,804)	(1,016,317)	—	(1,043,121)

Net cash used in investing activities	(11,740,451)	(23,195,741)	(16,796,643)	(51,745,213)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368	33,526,368
Net proceeds from issuance of common stock	—	128,536,706	3,725,152	137,262,608
Net proceeds from exercise of warrants	221,043	465,734	—	686,777
Net proceeds from exercise of options	619,332	61,146	—	680,478
Preferred stock dividends paid	—	(563,075)	—	(563,075)
Payment of debt issuance costs	—	—	(134,778)	(510,736)
Proceeds from issuance of notes payable	—	—	—	1,000,000
Payment of notes payable	—	—	(50,000)	(50,000)
Proceeds from issuance of convertible notes payable	—	—	2,585,000	6,145,120

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2008
Payments for line of credit	$—	$—	$(600,000)	$—

Net cash provided by financing activities	840,375	128,500,511	39,051,742	178,177,540

Net increase (decrease) in cash and cash equivalents	(55,568,374)	82,205,982	13,089,047	40,767,519
Cash and cash equivalents, beginning of period	96,335,893	14,129,911	1,040,864	—

Cash and cash equivalents, end of period	$40,767,519	$96,335,893	$14,129,911	$40,767,519

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$—	$38,314,126	$—	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$—	$400,086	$—	$400,086

Issuance of common stock for preferred stock dividend payment	$—	$1,020,421	$—	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$—	$614,512	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000	$855,000

Value of warrants charged to debt and note issuance costs	$—	$—	$89,137	$303,553

Value of warrants issued with notes payable	$—	$—	$178,275	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$—	$33,751	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,328	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672	$2,160,672

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Concluded)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND THE PERIOD FROM

MAY 14, 2003 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

	2008	2007	2006	Period from May 14, 2003 (date of inception) to December 31, 2008
Change in fair value of available-for-sale securities	$19,036	$—	$—	$19,036

Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$12,588	$27,390

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Basis of Presentation:

Business:

Cougar Biotechnology, Inc. (“Cougar”) is a development stage biopharmaceutical company based in Los Angeles, California, that in-licenses novel therapeutics and develops such therapeutics for the treatment of cancer. Cougar’s strategy is to license technologies that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development. In October 2008, Cougar established and incorporated Cougar Biotechnology Limited, a wholly owned subsidiary, for the sole purpose of serving as Cougar’s legal representative in the United Kingdom and the European Union in connection with Cougar’s clinical trial activity in those countries.

Basis of Presentation:

The accompanying consolidated financial statements reflect the accounts of Cougar Biotechnology, Inc. and its wholly-owned subsidiary, Cougar Biotechnology Limited (collectively “Cougar Biotechnology” or the “Company”). The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through December 31, 2008, its efforts have been principally devoted to identifying and acquiring, by license or otherwise, drug candidates for the treatment of cancer. Accordingly, the accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company has reported a net loss of $59,816,801 and negative cash flows from operating activities of $44,668,298 for the year ended December 31, 2008. The net loss from date of inception, May 14, 2003, to December 31, 2008 amounted to $114,885,698 and our negative cash flow from operating activities from date of inception to December 31, 2008 amounted to $85,664,808. Management believes that the Company will continue to incur net losses and negative net cash flows from operating activities through at least 2011.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources such as equity and debt financing. Through December 31, 2008, a significant portion of its financing has been through private placements of common stock and preferred stock. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its three product candidates, management estimates that the Company has sufficient cash on hand to fund clinical development into 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

Note 2—Merger with Public Company:

On April 3, 2006, pursuant to an Agreement and Plan of Merger dated February 27, 2006 (the “Merger Agreement”) by and among the Company, SRKP 4, Inc., a Delaware corporation (“SRKP”), and SRKP Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SRKP, the Company entered into a “reverse merger” transaction whereby SRKP Acquisition Corp. merged with and into the Company, with the Company remaining as the surviving corporation and a wholly owned subsidiary of SRKP (the “Merger”). Pursuant to the Merger Agreement, each share of outstanding common stock and preferred stock of the Company automatically converted into shares of SRKP common stock and preferred stock, respectively, at a conversion ratio of 0.38411. All share and per share information in the consolidated financial statements has been restated to retroactively reflect the conversion ratio of 0.38411. In consideration for their shares of the Company’s pre-merger capital stock and, in accordance with the Merger Agreement, the Company’s stockholders received an aggregate of 4,607,105 shares of SRKP common stock and 9,486,752 shares of SRKP’s newly designated Series A Convertible Preferred Stock. Upon completion of the Merger and the redemption of all pre-merger shares of SRKP’s capital stock, as more fully discussed below, the Company’s stockholders held 100% of SRKP capital stock. In addition, the Company assumed all of the rights and obligations relating to all other securities convertible into and exercisable for shares of the Company’s capital stock outstanding immediately prior to the Merger, which constitute, on a fully-diluted basis, the rights to acquire an aggregate of 2,327,299 shares of SRKP common stock. Subsequent to the Merger, the holders of the Company’s capital stock held the same percentage of the Company’s capital stock after effectiveness of the Merger as they held immediately prior to the Merger.

In addition, in accordance with the terms of the Merger, upon the effective time of the Merger, the board of directors and officers of SRKP were replaced by the directors and officers of the Company. The business of SRKP was abandoned and the business plan of the Company was adopted. The transaction was therefore recorded as a reverse acquisition with the Company as the acquiring party and SRKP as the acquired party for accounting purposes. On April 6, 2006, the Company completed a short-form merger with SRKP, whereby the Company merged with and into SRKP, and SRKP’s name was changed to “Cougar Biotechnology, Inc.”

Contemporaneously with the closing of the Merger, and pursuant to the terms of a Redemption Agreement dated February 27, 2006 by and among SRKP’s then-current stockholders, SRKP completed a redemption of an aggregate of 2,700,000 shares of common stock from such former stockholders for total consideration of $200,000 less the aggregate amount of fees, costs and expenses of attorneys, accountants and other service providers incurred by SRKP on or prior to the effective time of the Merger and an aggregate of $12,500 to be paid to such former stockholders on a pro rata basis in satisfaction of loans made by such individuals to SRKP. The 2,700,000 shares constituted all of the issued and outstanding shares of SRKP’s capital stock, on a fully-diluted basis, immediately prior to the Merger.

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

Note 3—Significant Accounting Policies:

Significant accounting policies followed in the preparation of these consolidated financial statements are as follows:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of expenses for the periods presented. Accordingly, actual results could differ from those estimates.

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and accounts have been eliminated.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an initial maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Investment Securities

Investment securities consist of high-grade marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. At December 31, 2008, unrealized gains on investment securities of approximately $19,036, made up of unrealized gains of $80,953 and unrealized losses of $61,917, have been recorded as other comprehensive income. The amortization and accretion and interest income are included in interest income within the consolidated statements of operations.

Assets Measured at Fair Value on a Recurring Basis

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market from which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows through December 31, 2008.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2008, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$30,560,082	$10,002,004	$—	$40,562,086
Treasury bills	—	35,498,123	—	35,498,123
Corporate debt securities	—	10,248,654	—	10,248,654
Asset-backed securities	—	4,478,902	—	4,478,902

	$30,560,082	$60,227,683	$—	$90,787,765

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time. The Company’s Level 2 investment securities are valued based on a weighted average price for each security. Market prices from a variety of industry standard data providers, security master files from large financial institutions, and other third-part sources are placed in a distribution-curvebased algorithm to determine the market value on a given date. The Company does not believe changes in the fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s consolidated results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets, and the length of time to liquidate an equity investment.

Property and Equipment

Property and equipment are recorded at cost and depreciated over estimated useful lives ranging from three to five years using the straight-line method. Leasehold improvements are recorded at cost and amortized over the shorter of their useful lives or the term of the lease by use of the straight-line method. Maintenance and repair costs are charged to operations as incurred.

The Company assesses the impairment of long-lived assets, primarily property and equipment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment, by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. Should impairment exists, the asset is written down to its estimated fair value. The Company has not recognized any impairment losses through December 31, 2008.

Research and Development Expenses

Research and development costs are charged to operations as incurred. Research and development expenses include costs associated with services provided by consultants who conduct research on behalf of the Company, contract organizations for pre-clinical development, manufacturing of clinical materials, and clinical trials. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized over the estimated term of the study based on the number of patients enrolled in the trial on an ongoing basis, beginning with patient enrollment. The Company determines the total cost of a given study based on the terms of the related contract. The Company accrues for costs incurred as services are being provided by monitoring the status of the trial and the invoices received from its external service providers. As actual costs become known, the Company adjusts its accruals in that period. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of research and development costs.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of cash, cash equivalents, and investment securities. The Company’s cash and cash equivalents in excess of the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insured limit at December 31, 2008 were approximately $793,100 due to the Temporary Liquidity Guarantee Program and the fact that the Company has invested in many Treasury Bills and other government investments. The Company invests its excess cash primarily in marketable debt securities of financial institutions, other corporations, and government agencies with strong credit ratings. The Company has adopted an investment policy that includes guidelines related to diversification and maturities to maintain safety and liquidity. Accordingly, the Company does not believe it is exposed to any significant credit risk.

Stock-Based Compensation

The Company’s 2003 Stock Option Plan (the “2003 Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the 2003 Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the 2003 Plan. The maximum term of stock options granted under the 2003 Plan is 10 years. The exercise price of incentive stock options granted under the 2003 Plan must be at least equal to the fair market value of such shares on the date of grant. Through December 31, 2008, a total of 4,600,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Plan.

As required, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) requires the fair value of all share-based payments to employees, including grants of stock options, to be recognized in the consolidated statement of operations over the requisite service period. The Company will continue to account for the fair value of all share-based payments to non-employees, including grants of stock options, in a similar manner as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). SFAS 123(R) eliminated the option provided by SFAS 123 that was used by the Company prior to January 1, 2006 to account for stock options granted to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company only recorded compensation expense for stock options granted to employees for the excess, if any, of the fair value over the exercise price of an option as of the date of grant.

The Company adopted SFAS 123(R) using the modified-prospective method and, accordingly, consolidated financial statement amounts for periods prior to January 1, 2006 have not been restated to reflect the fair value method of recognizing compensation cost relating to employee stock options. The adoption of the SFAS 123(R) fair value method had and will continue to have a material impact on the Company’s results of operations, although it will have no impact on the Company’s cash flows or overall consolidated financial position. Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company recorded in 2008 was based largely upon the amortization of costs for awards granted in 2008 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying consolidated statements of operations related to employee stock-based compensation were $4,938,174, $1,947,180, and $870,586 for the years ended December 31, 2008, 2007, and 2006, respectively, and was included in general and administrative and research and development operating expenses.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. To date, the Company has only awarded “plain vanilla options” as determined by Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 107, “Share Based Payment.” The Company used the “simplified method” for determining the expected life of the options granted. This method is allowed until December 31, 2008, after which the Company will be required to adopt another method to determine the expected life of future option awards. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur; instead, estimated option forfeitures must be calculated when the option is granted to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used during the years ended December 31:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	68%	78%	72%
Risk-free interest rate	3.4%	4.7%	4.7%
Expected life	6.2 years	6.2 years	5.8 years

In accordance with the provisions of SFAS 123(R) and EITF Issue No. 96-18, all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the year ended December 31, 2008, the Company recognized expense (increase in fair value of the stock option grants) of $476,316. For the years ended December 31, 2007 and 2006, the Company recognized expenses of $5,089,198 and $851,048, respectively, for services rendered and such expenses were included in the accompanying consolidated statements of operations.

The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions at December 31:

	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	75%	78%	75%
Risk-free interest rate	2.3%	4.0%	4.7%
Contractual term	8 years	8.5 years	4 years

The price volatility for the calculation of value of options to non-employees was computed using an average of historical volatility of six public companies in the same industry.

Activity with respect to options granted under the 2003 Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and December 31, 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year-ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02
Granted in the year-ended December 31, 2008	815,700	28.90
Exercised	(126,410)	4.90
Forfeitures	(30,100)	22.53

Outstanding at December 31, 2008	3,187,152	13.35	7.76	$43,727,876

Exercisable at December 31, 2008	1,573,022	$4.96	6.66	$33,109,709

At December 31, 2008, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was $19,090,862, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted average grant date fair values of options granted during the years ended December 31, 2008, 2007 and 2006 were $18.36, $14.66 and $2.97 per share, respectively.

During the year ended December 31, 2008, employees exercised their right to purchase 126,410 shares of common stock, pursuant to vested stock option grants. The intrinsic values of the shares exercised for the years ended December 31, 2008, 2007 and 2006 were $3,524,504, $267,469 and $0, respectively.

Income Taxes

The Company accounts for income taxes and related accounts under the liability method. Deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on the consolidated results of operations or financial position for 2006 (See Note 17).

From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although, historically, there have been no such assessments and the Company believes that any potential future assessments would be minimal and immaterial to the Company’s consolidated results of operations and financial position. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as part of the provision for income taxes.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented, as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because exercise of the Company’s outstanding options and warrants would have been anti-dilutive due to the Company’s net losses. Potentially dilutive securities excluded from the calculations amounted to 3,611,561 shares at December 31, 2008, were comprised of 3,187,152 shares issuable upon exercise of options and 424,409 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 3,061,297 shares at December 31, 2007, were comprised of 2,527,962 shares issuable upon exercise of options and 533,335 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 12,546,962 shares at December 31, 2006, were comprised of 9,486,752 shares of Series A Convertible Preferred Stock, 1,872,556 shares issuable upon exercise of stock options and 1,187,654 shares issuable upon exercise of warrants.

Debt and Note Issuance Costs and Debt Discounts

Debt and note issuance costs related to obtaining a line of credit and the issuance of notes and debt discounts attributable to the value of warrants issued with the notes were amortized to interest expense over the life of the related debt instruments on a straight-line basis, which approximates the effective interest method.

Warrants Issued with Debt Instruments

In November 2005 and January 2006, the Company issued convertible notes and warrants pursuant to a bridge financing. Since conversion of the bridge notes could have resulted in a conversion into an indeterminable number of common shares, the Company determined that under the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”), the Company was prohibited from concluding that it had sufficient authorized and unissued shares to net-share settle any warrants or options granted to non-employees. Therefore, on the date convertible notes were issued, the Company recorded the related fair value of the warrants to liabilities. The fair value of outstanding non-employee options were also reclassified from additional paid-in capital in equity to current liabilities upon issuance of the convertible notes. Additionally, the Company retroactively revalued a series of warrants issued in combination with a June 2005 debt financing, to fair value in accordance with EITF 00-19. The fair value of all warrants was based on the Black-Scholes option-pricing model and marked to market at the end of each reporting period in which a change in fair value occurred. Changes in the fair value of warrants were recorded as interest expense. As a result of the change in valuation methods for the warrants issued in 2006 and 2005, a credit of $68,634 was recorded in 2006.

For warrants and convertible notes payable issued in January 2006, the Company accounted for the value of the warrants arising from the issuance of debt instruments by allocating the proceeds first to the fair value of warrants, and then any residual amounts to the debt instruments, pursuant to EITF 00-19. The fair value of the warrants was allocated to liabilities and to note discount. Upon conversion of the convertible notes to stock on April 3, 2006, the Company no longer had equity instruments that could result in conversion into an indeterminable number of common shares. Accordingly, on April 3, 2006 the warrants and non-employee options were reclassified from current liabilities to additional paid-in capital on the consolidated balance sheet.

The Company accounts for the intrinsic value of beneficial conversion rights arising from the issuance of convertible debt instruments with non-detachable conversion rights that are in-the-money at the commitment date, pursuant to the consensus of EITF Issue No. 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants included in the exchange based on the fair values of the warrants and the debt instruments as explained above. The intrinsic value of the beneficial conversion rights at the commitment date may also be recorded as additional paid-in capital or liabilities and debt discount as of that date or, if the terms of the debt instrument are contingently adjustable, may only be recorded if a triggering event occurs and the contingency is resolved.

Deferred Rent

The Company has entered into operating lease agreements for its corporate offices that contain provisions for future rent increases. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent, which is reflected as a separate line item in the accompanying consolidated balance sheets. Additionally, the Company recorded as deferred rent the cost of leasehold improvements to the corporate offices paid by the landlord, which is amortized on a straight-line basis over the term of the lease.

Recently Issued Accounting Standards

In October 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and clarifies the application of SFAS 157 in a market that is not active and provides guidance on key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The guidance provided by this FSP, which was effective upon issuance, did not have a material impact on the Company’s consolidated results of operations or financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The fair value option established by SFAS 159 permits a company to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. SFAS 159 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In adopting SFAS 159, the Company did not elect the fair value option for any financial assets or financial liabilities. The impact of SFAS 159 on the consolidated results of operations or financial position was thus negligible.

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). This Issue addresses an issuer’s accounting for the nonrefundable portion of advance payments for future goods or services and specifies that the nonrefundable portion of advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as related goods are delivered or related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or the services to be rendered. If an entity does not expect the goods to be delivered or the services to be rendered, the capitalized advance payment should be charged to expense. This Issue was effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company experienced negligible impact, if any, from the implementation of EITF 07-03.

In November 2007, FASB issued EITF Issue No. 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). This Issue addresses an issuer’s accounting for shared cost and revenues in collaborative arrangements in which a separate legal entity is not created. A collaborative arrangement falls within the scope of this issue only if the parties are actively involved and are exposed to significant risks and rewards that are tied to the commercial success of the endeavor. Costs incurred and revenue recognize on collaborative arrangements should be reported by each party based on the guidance in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Payments between parties of a collaborative arrangement should be reported based on the nature of the arrangement and its contractual terms, the nature of each entity’s business, and whether there are any existing generally accepted accounting principles that should be applied. This issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company currently is not involved with any collaborative arrangements and experienced no impact from the implementation of EITF 07-01.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changed the accounting for and reporting of business combination transactions in consolidated financial statements. SFAS 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008. Thus, the Company is required to adopt this standard on January 1, 2009. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 141(R) will have a material impact on the consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 significantly changed the accounting for and reporting of noncontrolling (minority) interests in consolidated financial statements. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on the consolidated results of operations or financial position.

The FASB and the SEC have issued certain other accounting pronouncements as of December 31, 2008, that will become effective in subsequent periods; however, the Company does not believe that any of those pronouncements would have significantly affected the financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2008, 2007 and 2006 or that they will have a significant effect at the time they become effective.

Note 4—Cash and Cash Equivalents and Securities Available-for-sale:

Cash, cash equivalents and marketable securities held as available-for-sale consisted of the following:

	Cash and Cash Equivalents and Marketable Securities
	Amortized Cost	Accrued Interest	Unrealized Gains	Unrealized Losses	Estimated Fair Value
December 31, 2008
Cash and cash equivalents:
U.S. government and agency obligations	$9,979,444	$—	$266	$—	$9,979,710
Other money market securities	30,582,376	—	—	—	30,582,376

	40,561,820	—	266	—	40,562,086
Marketable securities available-for-sale:
U.S. government and agency obligations	35,417,436	—	80,687	—	35,498,123
Corporate obligations	10,114,796	146,938	—	(13,080)	10,248,654
Asset-backed securities	4,519,039	8,700	—	(48,837)	4,478,902

	50,051,271	155,638	80,687	(61,917)	50,225,679

	$90,613,091	$155,638	$80,953	$(61,917)	$90,787,765

December 31, 2007
Cash and cash equivalents:
Other money market securities	$83,523,276	$—	$—	$—	$83,523,276
Commercial paper	11,868,728	—	—	—	11,868,728

	95,392,004	—	—	—	95,392,004
Marketable securities available-for-sale:
Commercial paper	9,368,546	—	—	—	9,368,546
Certificates of deposit	1,999,619	45,587	—	—	2,045,206
Corporate obligations	19,853,566	263,481	—	—	20,117,047
Asset-backed securities	7,447,990	22,862	—	—	7,470,852

	38,669,721	331,930	—	—	39,001,651

	$134,061,725	$331,930	$—	$—	$134,393,655

To date the Company has not recorded any impairment charges on marketable securities related to other-than-temporary declines in market value. The Company would recognize an impairment charge when the decline in the estimated value of a marketable security below the amortized cost is determined to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost, any adverse changes in the investees’ financial condition, and our intent and ability to hold the marketable security for a period of time sufficient to allow for any anticipated recovery in market value.

Available-for-sale securities are comprised entirely of marketable debt securities of financial institutions and other corporations. The fair value of investment securities by contractual maturity at December 31 was as follows:

	Maturity in Years	2008	2007
U.S. government and agency obligations	1 or less	$35,498,123	$—
Corporate obligations	1 or less	10,248,654	20,117,047
Asset-backed securities	1 or less	4,478,902	7,470,852
Commercial paper	1 or less	—	9,368,546
Certificate of deposits	1 or less	—	2,045,206

Total available-for-sale securities		$50,225,679	$39,001,651

Note 5—Prepaid Expenses and Other Assets:

Prepaid expenses and other assets at December 31 consisted of the following:

	2008	2007
Product manufacturing	$336,500	$550,000
Insurance	171,179	—
Prepaid rent	62,968	—
Clinical investigational services	113,430	699,374
Other	127,519	51,728

Totals	$811,596	$1,301,102

Note 6—Property and Equipment:

Property and equipment at December 31 consisted of the following:

	2008	2007
Furniture and fixtures	$387,016	$154,502
Computer equipment	339,966	161,588
Leasehold improvements	288,011	255,417

	1,014,993	571,507
Less: accumulated depreciation and amortization	(360,518)	(117,242)

Totals	$654,475	$454,265

Note 7—Accrued Expenses:

Accrued expenses at December 31 consisted of the following:

	2008	2007
Accrued research and development costs	$5,886,935	$1,586,301
Accrued compensation	1,094,355	561,985
Other	602,691	221,269

Totals	$7,583,981	$2,369,555

Note 8—Private Placement and Other Offering:

On April 3, 2006, immediately prior to the reverse acquisition of SRKP (See Note 2 – Merger with Public Company), the Company completed a private placement of 8,803,332 units of its equity securities each unit constituting 0.9 shares of Company preferred stock and 0.1 shares of Company common stock. The purchase price per unit was $4.50, resulting in total gross proceeds of approximately $39,650,000. Accordingly, the Company issued 7,922,998 shares of newly designated Series A Redeemable Convertible Preferred Stock (“Series A”) and 880,334 shares of its common stock to investors in the offering. Cowen and Company (“Cowen”) and Paramount BioCapital, Inc. (“Paramount”), where Lindsay A. Rosenwald, M.D., a director of the Company until July 2007 and stockholder of the Company, serves as Chairman and Chief Executive Officer, acted as placement agents in the offering. Each placement agent received a placement fee of $1,387,750 and was issued a five-year warrant to purchase 440,172 shares of Company common stock at an exercise price of $4.95 per share. The value of the warrants was determined using the Black-Scholes option pricing model and was approximately $2,400,000, of which $2,160,672 and $239,328 were applicable to Series A and common stock, respectively. The model assumed a risk-free rate of 4.78%, a five year term and stock volatility of 72%. The warrants are exercisable upon written notice of exercise to the Company, together with payment of the exercise price or with a duly executed notice of cashless exercise. The warrants (and the common stock to be issued upon exercise of the warrants) were not registered, and include restrictions upon transfer. The Company has no obligation to settle any exercise of the placement agent or other warrants in cash or registered shares; the Company intends to settle only in unregistered shares. The Company provided the warrantholders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrants. Additionally, on terms similar to those in the offering, the Company sold 13,322 shares of common stock and 119,895 shares of Series A in consideration of cash proceeds in the amount of approximately $600,000 to Dr. Rosenwald. In addition to the placement fees, the gross proceeds from the private placement and the related offering were reduced by reimbursable expenses associated with the placement totaling approximately $76,000, of which $26,000 was paid to Paramount, and other expenses totaling approximately $147,000. The net proceeds of the offering totaled $37,251,520, of which $33,526,368 was allocated to Series A and $3,725,152 was allocated to common stock. As a result, the Series A was initially recorded at $31,356,696, which was comprised of the allocated proceeds less the fair value of warrants applicable to the Series A of $2,160,672. The $4,858,834 difference between the par value of the Series A and the amount initially recorded represents issuance cost that was accreted from the date of sale to the date it was converted to common stock.

On May 2, 2007, the Company entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company agreed to sell a total of 2,500,000 shares of common stock in a private placement at a price of $20.00 per share, for gross proceeds of $50,000,000 before deducting selling commissions and expenses. This offering closed on May 8, 2007. In connection with this offering, on April 29, 2007, the Company entered into a letter agreement with Leerink Swann LLC (“Leerink”) whereby Leerink agreed to act as placement agent in connection with the placement of the common shares. In consideration for it’s services, the Company agreed to pay Leerink an aggregate cash commission equal to 6% of the gross cash proceeds from the May Offering, or approximately $3 million. The Company also paid Leerink $50,000 as a non-accountable, reimbursement allowance. Additionally, the Company agreed to pay Paramount a fee equal to 0.3% of the gross proceeds from this offering $150,000 (the “Waiver Fee”), in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent pursuant to an October 6, 2005 agreement, as amended, between the Company and Paramount. Leerink agreed to reduce it’s placement fee by an amount equal to 50% ($75,000) of the Waiver Fee.

Pursuant to the May 2007 private placement, the Company agreed to file within 30 days following the closing of the offering a registration statement covering resale of the shares sold, and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date or, in the event the SEC reviewed the registration statement, within 90 days after such closing date. In the event the Company did not file the registration statement within the required timeframe or, after the registration statement became effective, such registration ceases to be effective and the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company would be required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors. The registration statement was filed with the SEC on May 29, 2007 and was declared effective on June 8, 2007 and has continuously remained effective through December 31, 2008.

On December 14, 2007, the Company entered into a securities purchase agreement with various institutional investors pursuant to which the Company agreed to sell in a private placement an aggregate of 3,000,000 shares of its common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87,000,000, before deducting selling commissions and expenses. The offering closed on December 21, 2007. In connection with the offering, the Company engaged Leerink as its sole lead placement agent. In addition, the Company engaged Cowen and Lazard Frères & Co. LLC as co-placement agents. In consideration for their services, the Company agreed to pay to the placement agents an aggregate cash fee equal to 6% of the total gross proceeds received by the Company from the sale of the common stock. The Company also paid the placement agents $48,528 in reimbursable expenses. The Company agreed to pay Paramount a fee equal to 8.0% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in this offering pursuant to an October 6, 2005 agreement, as amended, between the Company and Paramount.

Pursuant to the December 2007 offering, the Company agreed to file, within 30 days following the closing of the offering a registration statement covering resale of the shares sold in the offering and use its reasonable best efforts to cause the registration statement to be effective within 60 days after the closing date or, in the event the SEC reviewed the registration statement, within 90 days after such closing date. In the event the Company did not file the registration statement within the required timeframe or, after the registration statement became effective, such registration ceases to be effective and the holders are not permitted to sell such registered securities for 20 consecutive days or more than 40 days during any 12-month period, the Company would be required to make compensatory payments in the amount equal to 1% of the aggregate purchase price paid by the investors for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement declared and remain effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 16% of the aggregate purchase price paid by the investors. The registration statement was filed with the SEC on January 9, 2008 and was declared effective on January 25, 2008 and has remained continuously effective through December 31, 2008.

Note 9—Series A Redeemable Convertible Preferred Stock:

On April 3, 2006, in connection with the private placement and the sale to Dr. Rosenwald (see Note 8) and debt conversion (see Note 15), the Company issued 9,486,752 shares of Series A Redeemable Convertible Preferred Stock, the terms of which are set forth in a Certificate of Designation filed with the Secretary of State of Delaware, for an aggregate amount of $42,728,037 in cash and debt conversion. The Series A had a stated value of $4.50 per share. Commencing on the date of issue, holders of the Series A are entitled to receive cumulative dividends on each share of Series A, payable at the election of the Company in kind or in cash, at a rate of 4% per annum of the stated value, payable annually in arrears on each anniversary of the original issuance date. Among other rights, in the event of a liquidation, dissolution or winding up of the Company, holders of Series A were entitled to receive an amount equal to the greater of the stated value plus an amount equal to all accrued and unpaid dividends and the amount such holders would have been entitled to receive upon such liquidation event had the Series A been converted immediately prior to such liquidation event.

Pursuant to Rule 5-02.28 of Regulation S-X, the SEC requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (1) at a fixed or determinable price on a fixed or determinable date; (2) at the option of the holder; or (3) upon the occurrence of an event that is not solely within the control of the issuer. The SEC staff believes the initial carrying amount of redeemable preferred stock should be its fair value at date of issue. If currently redeemable, the security should be adjusted to its redemption amount at each balance sheet date. The redemption amount at each balance sheet date should include amounts representing dividends not currently declared or paid but which will be payable under the redemption features or for which ultimate payment is not solely within the control of the registrant. As noted in EITF Topic D-98: “Classification and Measurement of Redeemable Securities,” paragraph 15 (“Topic D98”), “If the security is not redeemable currently (for example, because a contingency has not been met), and it is not probable that the security will become redeemable, subsequent adjustment is not necessary until it is probable that the security will become redeemable.”

Management determined that the redemption of the Series A was outside the Company’s control, thus requiring the Company to record the Series A outside of permanent equity. The Series A was not redeemable and mandatory redemption of the Series A was not probable at December 31, 2006. Therefore, the Company recorded the Series A outside of permanent equity at its fair value at date of issuance and in accordance with guidance from Topic D98, did not believe an adjustment from the carrying amount to the redemption amount was required at December 31, 2006.

During the year ended December 31, 2007, 801,230 shares of Series A were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A totaling $3,228,957 was reclassified from Series A to common stock and additional paid-in capital.

The terms of the Series A provided that each share was required to be automatically converted into fully paid non-assessable shares of common stock at the then-effective conversion rate in the event that the closing sale price of the Company’s common stock exceeded 200% of the conversion price of the Series A for 20 consecutive trading days. As of the close of business on March 8, 2007, the closing sale price of the Company’s common stock had exceeded 200% of the Series A conversion price for 20 consecutive trading days. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A outstanding converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A totaling $35,085,169 was reclassified from Series A to common stock and additional paid-in capital.

Note 10—Preferred Stock Dividends:

Pursuant to the Certificate of Designation of Series A, commencing on the date issued the holders were entitled to receive cumulative dividends on each share of Series A payable at the election of the Company, in-kind or in cash at a rate of 4% per annum of the stated value, payable in arrears on each anniversary of the original issuance date, April 3, 2006 (“Payment Date”). If the Company did not elect on or before any Payment Date to pay the accrued dividends in cash, the dividends were to be automatically paid in-kind. The Company elected to pay the accrued dividends in cash. However, the Company offered each stockholder the option of receiving the payment in unregistered shares of the Company’s common stock at a price of $16.00 per share, the closing price of the Company’s common stock on the OTCBB on March 8, 2007. As a result of the mandatory conversion on March 8, 2007, dividends on Series A ceased accruing at such time. Cumulative dividends in the amount of $1,583,496, or $0.167 per share, were paid through December 31, 2007, and were comprised of $563,075 in cash and $1,020,421, or 63,775 shares, of the Company’s common stock. Prior to the conversion of Series A Preferred Stock, dividends payable were included in Series A in the accompanying consolidated balance sheets.

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

In March 2004, the Company issued 1,632,470 shares of common stock at $2.60 per share or $4,250,000.

In April 2006, the Company issued 893,656 shares of common stock at $4.50 per share or $3,725,152 in conjunction with the private placement offering of units (see Note 8). Additionally in April 2006, 160,428 shares were issued through debt conversion at $4.50 per share or $722,560.

In December 2006, the Company issued to certain investors in its April 2006 private placement an aggregate of 178,106 shares of unregistered common stock valued at $4.50 per share in lieu of an aggregate of $801,496 in compensatory cash payments it would otherwise have been required to make under the liquidating damages provision of the stock subscription agreement (see Note 19).

On December 29, 2006, the Company modified a stock option grant for 38,411 shares, increasing the exercise price of the stock option from $0.39 to $2.60 in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. In order to compensate the consultant for the increased exercise price, the Company agreed to issue 18,864 shares of restricted common stock valued at $4.50 per share, all of which vested on January 2, 2007.

During February 2007, 801,230 shares of Series A were converted by stockholders prior to the automatic conversion of preferred stock to common stock as described below. Accordingly, the carrying value of the converted Series A totaling $3,228,957 was reclassified from Series A to common stock and additional paid-in capital.

As of the close of business on March 8, 2007, the closing sale price of the Company’s common stock had exceeded 200% of the Series A conversion price for 20 consecutive trading days. Accordingly, at the close of trading on March 8, 2007, the remaining 8,685,522 shares of Series A outstanding were converted to common stock on a one-for-one basis. In conjunction with the mandatory conversion, the carrying value of the converted Series A totaling $35,085,169 was reclassified from Series A to common stock and additional paid-in capital.

In the first quarter of 2007, the Company issued 189,671 shares of common stock at $4.50 per share for payment of liquidated damages totaling $853,520.

In connection with the May 2007 private placement, the Company issued 2,500,000 shares of common stock at $20.00 per share for net proceeds of $46,846,191.

In May 2007, the Company issued 63,775 shares of common stock at $16.00 per share for payment of preferred stock dividends in lieu of cash totaling $1,020,421.

In connection with the December 2007 private placement, the Company issued 3,000,000 shares of common stock at $29.00 per share for net proceeds of $81,690,515.

During the year ended December 31, 2007, warrant-holders exercised their right to purchase 56,248 shares of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from exercise of the warrants for the year ended December 31, 2007 were $465,734. Additionally, during the year ended December 31, 2007, the Company issued 412,462 shares of common stock to warrant-holders who executed a cashless exercise.

During the year ended December 31, 2007, stock option holders exercised their right to purchase 13,588 shares of the Company’s common stock at an exercise price of $4.50 per share. Proceeds from the exercise of the stock options for the year ended December 31, 2007 were $61,146.

During the year ended December 31, 2008, warrant holders exercised their right to purchase 26,696 shares of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from exercise of the warrants for the year ended December 31, 2008 were $221,043. Additionally, during the year ended December 31, 2008, the Company issued 78,965 shares of common stock to warrant holders who executed a cashless exercise.

During the year ended December 31, 2008, stock option holders exercised their right to purchase 126,410 shares of the Company’s common stock at an average exercise price of $4.90 per share. Proceeds from the exercise of the stock options for the year ended December 31, 2008 were $619,332.

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

Note 13—Notes Payable:

On June 30, 2005, the Company issued unsecured promissory notes with attached warrants to six individuals, including Dr. Arie Belldegrun, a member of the Company’s Board of Directors, for aggregate proceeds of $1,000,000. The note issued to Dr. Belldegrun totaled $675,000. The promissory notes bore interest at 5.75%. The promissory notes and all unpaid interest were required to be repaid by the 10th business day following the earlier of (i) closing of the private placement equity offering dated July 1, 2005, which never occurred; or (ii) on demand any time after June 30, 2006. On April 3, 2006, a note payable for $50,000 plus accrued interest was paid in full and the remaining notes payable for $950,000 plus accrued interest were converted to equity (see Note 15). Warrants to purchase an aggregate of 52,887 shares of Company common stock, with a value of $130,954, were issued with the promissory notes. Of these warrants, warrants to purchase 35,699 shares of common stock were issued to a trust created for the benefit of Dr. Belldegrun’s children, of which Dr. Belldegrun would be deemed a beneficial owner. The warrants issued with the promissory notes expire in five years with an exercise price of $8.28 per share and were valued at $130,954 using the Black-Scholes option-pricing model; the warrants were recorded as debt discount. The model assumed a risk-free interest rate of 4.2%, a five-year term and stock volatility of 72%. The warrants (and common stock issuable upon exercise thereof) are not registered and include restrictions upon transfer. The Company has no obligation to settle any exercise of the warrants in cash or registered shares; management intends to settle such exercise only in unregistered shares. The Company provided the warrant holders demand and piggyback registration rights relating to the resale of common stock issuable upon exercise of the warrant.

Note 14—Convertible Notes:

On November 23, 2005, the Company sold $3,560,120 in aggregate principal amount of senior convertible notes (the “Bridge Notes”) to certain institutional and individual accredited investors (the “Bridge Offering”). As consideration for placement agent services, the Company paid cash fees of $325,958 and issued warrants to purchase an aggregate of 42,997 shares of common stock valued at $123,375 to Paramount, which served as exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007 (the “Term”) provided, however, that the Company could have extended the Term of the Bridge Notes for one additional year (the “Extended Term”) upon notice from the Company to each holder prior to expiration of the Term. Interest accrued at the annual rate of (i) 5% during the Term and (ii) 8% during the Extended Term, if any, and was payable upon the maturity of the Bridge Notes. In addition to the Bridge Notes, investors received five-year warrants exercisable at $8.28 per share (subject to adjustments for stock splits, recapitalizations and similar events), for a number of shares of Company common stock equal to (i) 20% of the principal amount of the Bridge Notes purchased divided by $8.28 if a “Qualified Financing” was completed within 90 days of the final closing of the Bridge Offering, or (ii) 40% of the amount of Bridge Notes purchased divided by $8.28 if a Qualified Financing was not completed within 90 days of the final closing of the Bridge Offering. A “Qualified Financing” was defined as an equity financing or series of related equity financings by the Company resulting in gross cash proceeds of at least $10,000,000. The Bridge Notes and all unpaid interest were to automatically convert into the Company’s equity securities at a price equal to the lowest unit price paid upon closing of such equity financing. Warrants issued with the Bridge Notes were valued at $491,028 on the date of issuance using the Black-Scholes option-pricing mode, and were recorded as debt discount. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model. The initial valuation of warrants was computed based on 40% of the principal amount of the Bridge Notes sold divided by $8.28, which resulted in the maximum amount of debt discount. The warrants are exercisable upon written notice of exercise to the Company together with payment of the exercise price. The warrants are redeemable at the option of the Company if(i) the Company’s common stock is traded on the OTCBB, NASDAQ or a national securities exchange and (ii) the common stock has had an average closing price per share over a period of 30 consecutive calendar days equal to or greater than twice the exercise price of the warrants, as adjusted, such exercise price initially having been $8.28, provided that (iii) the resale of common stock issuable upon exercise of the warrants must be registered at the time of redemption. The warrants do not include cashless exercise. Under the terms of the warrants, the Company has no obligation to settle the warrants in cash or in registered shares; the Company intends to settle only in unregistered shares of its common stock. However, the Company provided the warrant holders with demand and piggyback registration rights relating to registration of resale of the shares issuable upon exercise of the warrants.

On January 24, 2006, under the same terms as the Bridge Notes issued on November 23, 2005, the Company completed the second and final closing relating to the issuance and sale of the Bridge Notes with the issuance of Bridge Notes in the aggregate principal amount of $2,585,000. As consideration for placement agent services, the Company paid cash fees of $134,778 and issued warrants to purchase an aggregate of 31,224 shares of common stock to Paramount, the exclusive placement agent. The Bridge Notes and all unpaid interest were due on January 24, 2007. The Bridge Notes were converted to equity on April 3, 2006 (see Note 15). In addition to the Bridge Notes, the investors received five-year warrants initially exercisable at $8.28 per share for a number of shares of Company common stock equal to 20% of the principal amount of the Bridge Notes purchased divided by $8.28. The number of shares would have been 40% of the principal amount of the Bridge Notes purchased divided by $8.28 if the qualified equity placement (see Note 8) had not been completed within 90 days of the Bridge Note and warrant final closing in January 2006. Within 90 days of the Bridge Note and warrant closing in January 2006, the Company completed a qualified equity placement (see Note 8). Accordingly, warrant coverage for the November 2005 and January 2006 warrant issuances were adjusted from 40% coverage to 20% coverage. Warrants issued with the Bridge Notes were valued at $178,275, and were recorded as debt discount. The warrants issued to the placement agents were valued at $89,137 using the Black-Scholes option-pricing model and were recorded as debt issuance cost. A risk-free interest rate of 4.3%, a term of five years and stock volatility of 72% were used in the model to determine the fair value.

Note 15—Debt Conversion and Pay-off:

In conjunction with the April 3, 2006 private placement offering (see Note 8), the Company converted the aggregate principal balance of the Bridge Notes (see Note 14) totaling $6,145,120, together with accrued and unpaid interest of approximately $89,000, into 1,384,162 units at $4.50 per unit under the same terms as provided in the offering. Accordingly, the Company issued an additional 1,245,746 shares of Series A and 138,416 shares of common stock to holders of the Company’s Bridge Notes and allocated $5,530,608 and $614,512 of the value to the Series A and common stock, respectively.

Under the same conditions as the Company’s April 3, 2006 private placement offering (see Note 8), the Company also converted an aggregate of $950,000 of notes payable (see Note 13), together with accrued and unpaid interest of approximately $41,000, issued to five individuals, one of whom was Dr. Belldegrun, into 220,125 units at $4.50 per unit. Accordingly, the Company issued an additional 198,113 shares of Series A and 22,012 shares of common stock to these individuals and allocated $855,000 and $95,000 of the carrying values to Series A and common stock, respectively.

Note 16—401(k) Savings Plan:

During 2005, the Company adopted a 401(k) savings plan for the benefit of its employees. The Company is required to make matching contributions to the 401(k) plan equal to 100% of the first 3% of wages deferred by each participating employee and 50% on the next 2% of wages deferred by each participating employee. During the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of approximately $150,300, $60,100 and $28,000, respectively, for employer matching contributions.

Note 17—Income Taxes:

Temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes give rise to the Company’s deferred income taxes. Components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows:

	Federal	State	Total
Deferred tax assets—2008:
Net operating loss carry forwards	$28,383,500	$8,347,100	$36,730,600
Research and development credits	2,796,800	731,600	3,528,400
Stock-based compensation	4,137,100	1,180,300	5,317,400
Accrued expenses and other	491,900	137,100	629,000

Total deferred tax assets	35,809,300	10,396,100	46,205,400
Valuation allowance	(35,809,300)	(10,396,100)	(46,205,400)

Net deferred tax assets	$—	$—	$—

	Federal	State	Total
Deferred tax assets—2007:
Net operating loss carry forwards	$11,976,600	$3,663,000	$15,639,600
Research and development credits	1,582,300	576,500	2,158,800
Stock-based compensation	3,065,900	797,100	3,863,000
Accrued expenses and other	230,600	60,000	290,600

Total deferred tax assets	16,855,400	5,096,600	21,952,000
Valuation allowance	(16,855,400)	(5,096,600)	(21,952,000)

Net deferred tax assets	$—	$—	$—

As ultimate realization of the potential benefits of the Company’s net deferred tax assets is considered to be uncertain by management, the Company has offset the deferred tax assets with valuation allowances in 2008, 2007 and 2006. Accordingly, the Company did not recognize any benefit from income taxes in the accompanying consolidated statements of operations to offset its pre-tax losses. The valuation allowance increased $24,253,400 in 2008, $13,398,800 in 2007 and $3,762,900 in 2006.

The reasons for the difference between the amount computed by applying the statutory Federal income tax rate to losses before income tax benefit and the actual income tax benefit for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Expected income tax benefit	$(20,168,300)	$(10,831,300)	$(4,032,600)
State income tax, net of Federal tax	(3,460,900)	(1,858,700)	(692,000)
Research and development credit	(877,600)	(1,079,800)	(167,100)
Stock issuance costs	—	193,700	859,700
Stock-based compensation	368,400	60,855	32,209
Other	(115,000)	116,445	236,891

Total before valuation allowance	(24,253,400)	(13,398,800)	(3,762,900)
Change in valuation allowance	24,253,400	13,398,800	3,762,900

Income tax benefit	$—	$—	$—

The Company is subject to taxation in the U.S. and the state of California and beginning in 2008 certain other states. All tax years are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits. With the implementation of FIN 48, the Company identified one tax position considered “more likely than not” that a tax benefit will not be fully realized. The Company expects to realize 90% of its research and development credits and, therefore, as of December 31, 2008, 2007 and 2006 has reduced its deferred tax assets by approximately $420,000, $240,000 and $70,000, respectively. The adoption of FIN 48 did not impact the Company’s consolidated financial condition, consolidated results of operations or consolidated cash flows. The Company had no accrual for interest or penalties on the consolidated balance sheets at December 31, 2008 or 2007, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended December 31, 2008, 2007 or 2006.

At December 31, 2008, the Company had net operating loss carryforwards available to reduce future taxable income, if any, of approximately $95,200,000 and $97,800,000 for Federal and California income tax purposes, respectively. The Federal and California net operating losses, if not utilized, expire from 2023 to 2028 and 2013 to 2028, respectively. At December 31, 2008, the Company had Federal and State tax credit carryforwards of approximately $3,046,400 and $731,600, respectively, that will begin to expire in 2024. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry forwards could be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

To the extent net operating loss carryforwards, when realized, relate to excess tax benefits attributable to non-qualified stock option deductions, the resulting benefits will be credited to stockholders’ equity. As of December 31, 2008, the Company’s net operating loss attributable to stock option deductions that will result, when realized, in benefits that will be credited to stockholders’ equity totaled approximately $2.8 million.

Note 18—Commitments and Contingencies:

Leases:

On October 31, 2005, the Company executed a five-year lease agreement effective February 15, 2006 for new office space that expires in 2011. Lease payments increase 3% annually beginning on March 1, 2007. On July 24, 2007, the Company executed a lease assumption for a period of 33 months beginning September 1, 2007 with L’Etat Francais. This lease expires in 2010. Concurrent with the execution of the lease assumption, the Company provided the landlord an automatically renewable stand-by letter of credit issued by Wells Fargo Bank in the amount of $1,000,000, which originally expired on July 31, 2008 and was renewed for another 12 months. The balance of the stand-by letter of credit will be reduced to $850,000 on August 1, 2009. The stand-by letter of credit is collateralized by a certificate of deposit held by Wells Fargo Bank in the amount of $1,000,000, which is classified as a restricted certificate of deposit on the accompanying consolidated balance sheets. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $703,867, $474,083 and $224,693, respectively.

Future minimum lease payments for each of the years subsequent to December 31, 2008 are as follows:

Year Ending December 31,	Amount
2009	$723,726
2010	459,189
2011	56,091

Total	$1,239,006

Consulting Agreements:

Effective January 1, 2004, and as amended on August 24, 2004, the Company entered into a four-year agreement with a consultant to serve as Chairman of its Scientific Advisory Board and Vice Chairman of its

Board of Directors. Pursuant to the terms of the agreement, the Company pays a monthly fee of $16,667. In addition, for each new technology the Company in-licenses or otherwise acquires which is first introduced to the Company by the consultant, the Company pays a finder’s fee equal to: (i) $50,000 for each such newly acquired technology or in-license that is undergoing or has completed Phase I clinical testing at the time of the introduction; (ii) $100,000 for each newly acquired technology or in-license that is undergoing or has completed Phase II clinical testing at the time of introduction; and (iii) $150,000 for each newly acquired technology or in-license that is undergoing or has completed Phase III clinical testing at the time of introduction. The consultant may also earn a $100,000 bonus for his assistance in raising a minimum of $5,000,000 in proceeds from the issuance of Company common stock. The consultant was also granted options to purchase 153,644 shares of Company common stock at an exercise price of $0.39 per share and 38,411 shares of Company common stock at an exercise price of $2.60, as amended, per share. With the closing of the private equity placement in April 2006, these options became fully vested. However, the Company continues to charge to operations the fair value of the options over the original service period. On December 29, 2006, the stock option grant for 38,411 shares was amended by increasing the exercise price of the stock option in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. The original option grant evidenced by the August 24, 2004 agreement granted the consultant the right to purchase 38,411 shares of common stock (as adjusted for mergers, stock splits, etc.) at an exercise price of $0.39 per share. The fair market value of the Company’s common stock at August 24, 2004 was $2.60 per share. Accordingly, the option, all of which was vested and exercisable, was amended to provide for an exercise price of $2.60 per share and, in order to compensate the consultant for the increased exercise price, the Company also agreed to issue 18,864 shares of restricted common stock to him, all of which vested on January 2, 2007, with an aggregate fair market value of $84,888. The agreement may be terminated by the consultant or the Company upon 30 days prior written notice. During 2006, the consultant was paid a finder’s fee of $50,000.

Effective June 10, 2004, and as amended in May 2006, and May 2007, the Company entered into a three-year consulting agreement with a consultant to serve as a member of its Scientific Advisory Board. Pursuant to the terms of the agreement, the Company pays a monthly fee of $3,854. The consultant was also granted an option to purchase 1,921 shares of Company common stock at an exercise price of $13.02 per share, vesting over the term of the agreement. The agreement automatically extends for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon 30 days prior written notice.

The Company has previously entered into three-year consulting agreements with 12 consultants to serve as members of its Scientific Advisory Board. Pursuant to the terms of the respective agreements, the Company pays a fee of $3,000 for each meeting attended. The agreements automatically extend for one-year periods, unless either party terminates upon written notice to the other prior to such extension. The agreement may be terminated by the consultant or the Company upon 30 days prior written notice.

Employment Contracts:

On September 26, 2008, the Company entered into an Amended and Restated Employment Agreement with Alan H. Auerbach, its Chief Executive Officer and President. The September 2008 agreement amends and restates the Employment Agreement dated September 28, 2006, between the Company and Mr. Auerbach.

The amended and restated agreement provides for a one-year term, subject to annual one-year renewals, unless either party gives the other a 60-day notice prior to the end of a term. The agreement also reflects Mr. Auerbach’s current annualized base salary of $470,000 and his annual bonus eligibility of up to 50% of his base salary. The amount of the base salary is subject to annual review by the Company’s Board of Directors. The agreement continues to provide that Mr. Auerbach is entitled to a one-time bonus of $2 million in the event the Company’s total market capitalization exceeds $1 billion, as the September 2006 agreement had provided. Mr. Auerbach is also eligible to participate in all benefits offered to the Company’s senior executives.

In the event Mr. Auerbach is terminated 60 days prior to, or 12 months following a “change of control,” as defined in the Agreement, he will receive the following benefits:

•	a lump sum payment equal to twice his then-current annualized base salary plus the maximum amount of discretionary bonus to which he was entitled in the year of termination;

•	all unvested equity-based incentives will immediately vest and remain exercisable for a period of 12 months from the date of the termination;

•	health insurance benefits paid for a period of up to 12 months from the date of termination;

•	a gross-up payment if such severance benefits constitute a “parachute payment” under the Internal Revenue Code.

If Mr. Auerbach’s employment is terminated by the Company without cause or not in connection with a change of control, or if Mr. Auerbach terminates his employment because of the Company’s uncured breach of the employment agreement, then Mr. Auerbach is entitled to continue receiving his base salary for one year.

License Agreements:

On February 23, 2004, the Company entered into a license agreement with Emory University (“Emory”) for worldwide, exclusive rights to discover, develop, have made, use, sell, have sold, offer for sale and import the products described in Emory’s intellectual property portfolio for noscapine and analogs of noscapine. The license agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the license agreement, the Company paid Emory an initial license fee of $72,435 in 2004. The Company sponsored a research project involving the licensed technology in the amount of $114,000 of which $28,688 and $85,312 were paid in 2005 and 2004, respectively. In connection with the license agreement, the Company has agreed to future milestone payments to Emory for the first technology from the intellectual property portfolio in the aggregate of up to $3,500,000, payable upon the achievement of certain clinical and regulatory milestones. The Company achieved the first milestone in December 2007 and paid $200,000 to Emory in 2008. Should a product incorporating the licensed technology be commercialized, the Company will be obligated to pay to Emory royalties based on net sales of the product. In the event that the Company sublicenses the licensed technology to a third party, the Company will be obligated to pay royalties to Emory based on a fixed rate of fees or royalties received from the sub-licensee.

Effective April 20, 2004, the Company entered into a license agreement with BTG, plc. (“BTG”) for exclusive worldwide rights to make, use, lease and sell abiraterone acetate. The agreement terminates upon the date of the last to expire patent contained in the licensed technology. In consideration for the rights under the BTG license agreement, the Company paid BTG an initial license fee of £500,000 ($923,100) in 2004 and agreed to pay BTG an annual license maintenance fee of £150,000 ($301,095 for 2007 and $268,890 for 2006) until the first commercial sale of the licensed product. In addition, the license agreement requires the Company to make aggregate milestone payments of up to £9,000,000, payable upon the achievement of certain clinical and regulatory milestones of which £2,000,000 ($4,023,985) was paid in 2008. Should abiraterone acetate become commercialized, the Company will be obligated to pay to BTG royalties based on net sales of the product. In the event that the Company sublicenses abiraterone acetate to a third party, the Company is obligated to pay royalties to BTG based on a fixed rate of fees or royalties received from the sub-licensee.

Effective June 27, 2005, the Company entered into a license agreement with LEO Pharma A/S (“LEO”) for exclusive worldwide right to make, use, and sell seocalcitol. The agreement terminates upon the later of the date of the last patent contained in the licensed technology to expire or 20 years. In consideration for the rights under the LEO license agreement, the Company paid LEO an initial license fee of $250,000 in 2005. In addition, the license agreement requires the Company to make aggregate milestone payments of up to $13,000,000, payable upon the achievement of certain clinical and regulatory milestones. Should seocalcitol become commercialized, the Company will be obligated to pay to LEO royalties based on net sales of the product. In the event that the

Company sublicenses seocalcitol to a third party, the Company is obligated to pay royalties to LEO based on a fixed rate of fees or royalties received from the sub-licensee.

Research Agreements:

Effective November 2, 2005, and as amended in 2006 and 2007, the Company entered into an agreement with The Royal Marsden NHS Foundation Trust to perform Phase I/II trials of CB7630. Estimated costs for the services to be performed by The Royal Marsden NHS Foundation Trust are $3,500,000, of which the Company has remitted aggregate payments of approximately $2,531,000 through December 31, 2008.

In December 2007, the Company paid a U.S.-based contract research organization approximately $356,000 to commence preliminary work for a Phase III trial of CB7630. In March 2008, the Company finalized the agreement with the U.S.-based contract research organization to provide services for initiating, managing and conducting a phase III clinical trial of CB7630 in North America and Australia. The Company shall pay the contract research organization approximately up to $27 million over the life of the trial. However, the actual cost of the trial will depend on the length of the trial, the number of enrollees, and the number of clinical trial sites. Aggregate payments paid under the terms of the agreement through December 31, 2008 were approximately $7.6 million. This agreement is currently being revised to include the services required to manage and support the Company’s Phase III clinical trial in Europe. The Company anticipates signing of the agreement in March 2009. It is estimated that the cost associated with this amendment, including investigator fees, will be approximately $12-$15 million.

Manufacturing Agreements:

The Company has contracted with third parties to provide product manufacturing services for the Company’s various clinical trials. As of December 31, 2008, the Company had outstanding commitments with the manufacturers of approximately $1,145,000 for product to be delivered during 2009. As of December 31, 2008, included in prepaid expenses and other assets, are deposits of approximately $336,500 with the manufactures.

Note 19—Liquidated Damages:

In conjunction with its April 2006 private placement (see Note 8), the Company was required to file a registration statement with the SEC on the appropriate form to allow the resale of the common stock issued in such transaction (including common stock issuable upon conversion of the Series A) under the Securities Act of 1933 within 30 days after the closing and to use its best efforts to have the registration statement declared effective within 180 days after the closing. The Company’s obligation for not meeting the registration requirement is to make compensatory payments in the amount equal to one percent of the aggregate purchase price paid by the subscribers for each 30-day period or prorated portion thereof in which the Company is in default of its obligation to register the shares or have the registration statement become effective. However, in no event will the Company be required to pay an aggregate amount that exceeds 12% of the aggregate purchase price paid by the investors. Beginning October 1, 2006 and up to the date the registration statement became effective, February 2, 2007, the Company was in default of its obligation to have the registration statement become effective within 180 days of the placement closing. The Company was subject to compensatory payments to each placement subscriber payable within five business days of the end of each 30-day period in which such liquidated damages accrue. For each 30-day period in which the Company was in default, it was required to pay liquidated damages in the amount of approximately $412,000. The Company paid $801,496 of liquidated damages for October and November 2006 in unregistered common stock. The Company issued, in the aggregate, 178,106 shares of its unregistered common stock for October and November 2006 liquidated damages in December 2006. Additionally, 88,908 shares of unregistered common stock were issued on January 5, 2007 for a portion of the December 2006 liquidated damages of $412,000. The Company was obligated to pay additional liquidated damages from January 1, 2007, through February 2, 2007, of approximately $481,200. The

Company issued 100,763 shares of unregistered common stock on February 2, 2007, for a major portion of this obligation and paid cash for the remainder. Total liquidated damages of approximately $486,000 and $1,237,000 were included in other expense in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.

Note 20—Related Party Transactions:

See descriptions for related party transactions in Note 8, Note 9, Note 12 through Note 15, and Note 18.

Note 21—Condensed Quarterly Financial Data (unaudited):

The following table contains selected unaudited consolidated statements of operations information for each quarter in 2008 and 2007. The unaudited information should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results of any future period.

Quarterly Financial Data:

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Revenues	$—	$—	$—	$—
Net loss	(6,426,674)	(15,583,430)	(16,338,383)	(21,468,314)
Net loss applicable to common stock	(6,426,674)	(15,583,430)	(16,338,383)	(21,468,314)
Net loss per share—basic and diluted	(0.31)	(0.76)	(0.79)	(1.04)
Weighted-average common shares outstanding—basic and diluted	20,550,882	20,572,474	20,681,085	20,693,593

2007
Revenues	$—	$—	$—	$—
Net loss	(7,343,109)	(8,887,572)	(7,930,218)	(7,696,765)
Net loss applicable to common stock	(7,733,952)	(8,887,572)	(7,930,218)	(7,696,765)
Net loss per share—basic and diluted	(1.01)	(0.54)	(0.45)	(0.43)
Weighted-average common shares outstanding—basic and diluted	7,690,861	16,540,064	17,486,470	17,874,770

Index of Exhibits Filed with this Report

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.