Form 10-K/A
period 2008-12-31
Cougar Biotechnology, Inc.
filed 2009-04-30
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33871

COUGAR BIOTECHNOLOGY, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	20-2903204
(State of Incorporation)	(I.R.S. Employer Identification No.)

10990 Wilshire Blvd., Suite 1200

Los Angeles, CA 90024

(Address of Principal Executive Offices) (Zip Code)

(310) 943-8040

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Cougar Biotechnology, Inc. (the “Company”), as filed by the Company with the Securities and Exchange Commission, or the SEC, on March 16, 2009 (the “Original Filing”), and is being filed by the Company solely to replace Part III, Item 10 through Item 14, and Part IV, Item 15. Except as otherwise stated herein, no other information contained in the Original Filing has been updated by this Amendment No. 1.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures contained in the Original Filing. This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment No. 1 includes updated certifications from our principal executive officer and principal financial officer.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table lists our executive officers, directors and key employees and their respective ages and positions as of the date of this report:

Name	Age	Positions
Alan H. Auerbach	39	Director, Chief Executive Officer and President
Arie S. Belldegrun, M.D., FACS	59	Director, Vice Chairman of the Board of Directors and Chairman of Scientific Advisory Board
Charles R. Eyler	61	Senior Vice President, Finance, and Treasurer
Arturo M. Molina, M.D., MS, FACP	50	Executive Vice President, Clinical Research and Development, and Chief Medical Officer
Richard B. Phillips, Ph.D.	55	Senior Vice President, Regulatory Affairs/Quality Assurance
Harold J. Meyers	76	Director
Michael S. Richman	48	Director
Russell H. Ellison, M.D., MSc.	61	Director
Thomas R. Malley	40	Director
Samuel R. Saks, M.D.	54	Director

Alan H. Auerbach founded Cougar in May 2003 and has served as our Chief Executive Officer, President and a director since that time. From June 1998 to April 2003, Mr. Auerbach was Vice President, Senior Research Analyst at Wells Fargo Securities, a brokerage company servicing institutional investors, where he was responsible for research coverage of small and middle capitalization biotechnology companies, with a focus on companies in the field of oncology. From August 1997 to May 1998, Mr. Auerbach was Vice President, Research Analyst at the Seidler Companies, Inc., where he was responsible for research coverage of small capitalization biotechnology companies. Prior to his work as a biotechnology analyst, Mr. Auerbach worked for Diagnostic Products Corporation, where he designed and implemented clinical trials in the field of oncology. Mr. Auerbach received his B.S. in biomedical engineering from Boston University and his M.S. in Biomedical Engineering from the University of Southern California.

Arie S. Belldegrun, M.D. joined Cougar in December 2003 as Vice Chairman of the Board of Directors and Chairman of the Scientific Advisory Board. Dr. Belldegrun is Director of the Institute of Urologic Oncology at UCLA, Professor of Urology and Chief of the Division of Urologic Oncology. He holds the Roy and Carol Doumani Chair in Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA). In 1997, Dr. Belldegrun founded Agensys, Inc., an early stage privately held biotechnology company based in Los Angeles, California that is focused on the development of fully human monoclonal antibodies to treat solid tumor cancers in a variety of cancer targets. Dr. Belldegrun served as founding Chairman of Agensys from 1997-2002 and then as a Director until December 2007, when the company was acquired by Astellas Pharma. Dr. Belldegrun is also Chairman of the Board of Directors of Arno Therapeutics Inc, and a director of Hana Biosciences, Inc., two public reporting biotechnology companies. He is also Chairman and Partner of Two River Group Holdings LLC, a New York based Venture Capital firm. Dr. Belldegrun’s prior experience also includes serving as principal investigator of more than 50 clinical trials of anti-cancer drug candidates and therapies. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post graduate fellowship at the Weizmann Institute of Science and his residency in Urological Oncology at Harvard Medical School. Prior to UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology under Steven A. Rosenberg, M.D., Ph.D. He is certified by the American Board of Urology and is a Fellow of the American College of Surgeons and the American Association of Genitourinary Surgeons (AAGUS).

Charles R. Eyler joined Cougar in September 2004 as Vice President of Finance and became our Treasurer in April 2006. In September 2008, Mr. Eyler was promoted to Senior Vice President of Finance. Prior to joining Cougar, from March 1999 to January 2004, Mr. Eyler served as Chief Financial Officer and Chief Operating Officer of Hayes Medical Inc., a private company based in El Dorado Hills, California, which designs, manufactures, markets and distributes orthopaedic implants and instruments specializing in total hip and knee implants and instrumentation. Prior to Hayes Medical, Mr. Eyler held several financial positions, including Director of Finance and Administration at Alphatec Manufacturing, Inc., Division Controller at JBL Scientific, Inc., Division Controller at Surgitek, Inc. and Financial Systems Director at Zimmer, Inc. Mr. Eyler received his B.S. from Drexel University and his M.B.A. from Saint Francis College.

Arturo M. Molina, M.D. joined Cougar in May 2007 as Senior Vice President of Research and Development and became Executive Vice President of Research and Development and Chief Medical Officer in August 2008. From 2003 until joining Cougar, Dr. Molina held a series of positions of increasing responsibility involving medical research and clinical development in the oncology/hematology group at Biogen Idec, a Cambridge, Massachusetts based biotechnology company, including his most recent position of Senior Director, Oncology Research and Development, which he held from March 2006 to May 2007. Prior to Biogen Idec, from October 2002 to August 2003, Dr. Molina served as Senior Director, Medical Affairs, and Department Head, Medical Information and Communication at IDEC Pharmaceuticals, which merged with Biogen, Inc. in 2003 to form Biogen Idec. Dr. Molina received an M.S. in Physiology and M.D. from Stanford University School of Medicine.

Richard B. Phillips, Ph.D. joined Cougar in January 2007 as Vice President of Regulatory Affairs and Quality Assurance and became Senior Vice President Regulatory Affairs and Quality Assurance in March 2008. Since 2005, Dr. Phillips was employed by Amgen Inc., where he was the Director of Regulatory Affairs and Global Regulatory Leader for Vectibix™ (panitumumab), which received FDA approval in 2006 for the treatment of metastatic colorectal cancer. Prior to Amgen, Dr. Phillips served as Vice President of Regulatory Affairs and Quality Assurance at Chugai Pharma USA from 2002 to 2004, where he was responsible for eight development programs in five therapeutic areas, including oncology. He has also held regulatory affairs management positions with Pfizer Inc. (Parke-Davis), Johnson & Johnson (Janssen, L.P.), G.D. Searle (Pfizer) and Structural GenomiX.

Harold J. Meyers has been a director of Cougar since July 2003. Mr. Meyers’ career encompasses over 45 years of professional experience in various aspects of the financial services industry, including being the founder of Los Angeles based H.J. Meyers and Company from 1982-1994, serving as Managing Director of Wells Fargo Investments (formerly Van Kasper & Company), a brokerage company servicing retail investors, from 1995-2003 and serving in his current position as Senior Vice President of A.G. Edwards & Sons, Inc., since July 2003. On January 1, 2008, A.G. Edwards became a division of Wachovia Securities, LLC, which is a subsidiary of Wachovia Corporation. Mr. Meyers holds a B.A. from the University of Denver.

Michael S. Richman has been a director of Cougar since June 2006. Since July 2008, Mr. Richman has served as President and CEO of Amplimmune, Inc., a privately-held biologics company focused on cancer and autoimmune diseases. From May 2007 to June 2008, Mr. Richman was President and COO of Amplimmune, Inc. From April 2002 to May 2007, Mr. Richman served as the Executive Vice President and Chief Operating Officer of MacroGenics, Inc., a privately-held biotechnology company based in Rockville, Maryland that is engaged in the development of immune-based products, including monoclonal antibodies to treat patients with cancer, autoimmune disorders, allergy, or infectious diseases and vaccines to prevent infections in healthy individuals. From December 2000 to March 2002, Mr. Richman served as Senior Vice President, Corporate Development and Administration, for MedImmune, Inc., a publicly-held biotechnology company based in Gaithersburg, Maryland. From November 1996 to December 2000, Mr. Richman served as Vice President, Business Development, for MedImmune, Inc. Mr. Richman also serves as a director of Opexa Therapeutics, Inc., a publicly-held biotechnology company based in Houston, Texas. Mr. Richman holds an M.S.B.A in International Business from San Francisco State University and a B.S. from the University of California at Davis.

Russell H. Ellison, M.D., MSc. has been a director of our company since September 2006. Since July 2007, Dr. Ellison has served as an Executive Vice President of Paramount Biosciences LLC, based in New York, New York, a global pharmaceutical development and healthcare investment firm that conceives, nurtures and supports new biotechnology and life sciences companies. Paramount BioSciences is an affiliate of Horizon BioMedical Ventures, LLC, a significant shareholder of our company. From October 2005 to June 2007, Dr. Ellison served as the Vice President of Clinical Development of Fibrogen, Inc., a privately held biotechnology company based in South San Francisco, California engaged in the development of novel therapeutics for fibrotic disorders, diabetic complications, anemia, ischemic disease, cancer and other areas of unmet medical need. From August 2002 to December 2004, Dr. Ellison served as Vice President of Medical Affairs and Chief Medical Officer of Sanofi-Synthelabo, USA, based in New York, New York. From May 1997 to August 2002, Dr. Ellison served as Vice President, Medical Affairs and Chief Medical Officer of Hoffmann-La Roche, Inc., based in Nutley, New Jersey. Dr. Ellison holds an M.D. from the University of British Columbia and an MSc (with distinction) from The London School of Tropical Medicine and Hygiene.

Thomas R. Malley has been a director of our company since June 2007. From December 1998 to May 2007, Mr. Malley served with Janus Mutual Funds, including as a Vice President and Portfolio Manager for the Janus Global Life Sciences Fund from its inception in December 1998 to April 2007. From April 1991 to December 1998, Mr. Malley served as an equity analyst for Janus Mutual Funds. Mr. Malley also serves as a director of Avigenics Corporation, a privately held biotechnology company based in Athens, Georgia, which focuses on the development of biogeneric pharmaceuticals. Mr. Malley holds a B.S. in Biology from Stanford University.

Samuel R. Saks, M.D., has been a director of our company since September 2007. From 2003 until April 2009, Dr. Saks served as the Chief Executive Officer and director of Jazz Pharmaceuticals, Inc., a publicly held biotechnology company that he co-founded. From 2001 until 2003, he was Company Group Chairman of ALZA Corporation and served as a member of the Johnson & Johnson Pharmaceutical Group Operating Committee. From 1992 until 2001, he held various positions with ALZA Corporation, most recently as its Chief Medical Officer and Group Vice President, where he was responsible for clinical and commercial activities. He also serves on the board of directors of Trubion Pharmaceuticals, a publicly-held biopharmaceutical company. Dr. Saks is board certified in oncology and received a B.S. and an M.D. from the University of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during 2008, we believe that all such forms were filed on a timely basis, except for those items listed in the table below.

Name of Filer	Description of Transaction	Transaction Date	Filing Date
Arie S. Belldegrun	Open market purchase	2/21/08	3/3/08
Russell H. Ellison	Option grant	6/17/08	6/23/08
Arturo M. Molina	Option grant	8/1/08	8/6/08

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

Audit Committee

The current members of our Audit Committee are Mr. Meyers (Chair), Mr. Malley and Mr. Saks. Our Board of Directors has determined that Mr. Meyers qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC. The Board has further determined that Mr. Meyers is “independent” within the meaning of the applicable listing standard of The NASDAQ Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion covers the compensation arrangements for our named executive officers, namely Alan H. Auerbach, President and Chief Executive Officer, Charles R. Eyler, Senior Vice President, Finance and Treasurer, Arturo Molina, Chief Medical Officer and Executive Vice President, and Richard Phillips, Senior Vice President, Regulatory Affairs and Quality Assurance, and includes a general discussion and analysis of our executive compensation program as well as a series of tables containing specific compensation information for our named executive officers.

Role of the Compensation Committee

Our Compensation Committee is comprised of three non-employee, independent members of our Board. The committee’s basic responsibility is to ensure that our executive compensation is designed to provide competitive levels of compensation that link pay, directly and objectively, with the Company’s annual goals and the long-term interests of our stockholders; reward outstanding corporate performance; recognize individual initiative and achievements; and assist the Company in attracting and retaining qualified executives. Toward these ends, the Compensation Committee is charged with the following principal functions:

•	Periodically review executive compensation, such as salary, bonus, equity compensation and miscellaneous benefits; and

•

Recommend to the entire Board the salary, bonus, stock incentive awards and other benefits of our executive officers, including our Chief Executive Officer, taking into consideration the performance of the executive, interests of stockholders, compensation paid at comparable companies, current market conditions and economic outlook, and the size and financial condition of the Company.

Typically, the Compensation Committee does not make final compensation decisions relating to our executive officers. With regard to the compensation of our CEO, the Committee will evaluate and make recommendations concerning CEO compensation matters to the full Board, which retains authority for such matters. On some occasions, however, the Board will delegate to the Compensation Committee authority for certain aspects of an executive’s compensation.

Compensation Philosophy and Objectives

As a biopharmaceutical company, we operate in a highly competitive and rapidly changing industry. We believe that the skill, talent, judgment and dedication of the executive officers and other key employees of Cougar are critical factors that impact the short and long-term value of the Company. We therefore strive to maintain a compensation program that will fairly compensate our employees, attract and retain qualified employees who we believe are able to contribute to our long-term success, incentivize future performance toward our corporate objectives and align our employees’ long-term interests with those of our stockholders.

We make executive compensation decisions at varying times throughout the year that coincide with each executive’s anniversary of employment with the Company. With respect to each of our named executive officers, we review their individual performance, departmental performance and, particularly in the case of our Chief Executive Officer, Company performance. Our compensation philosophy is to provide overall compensation, when targeted levels of performance are achieved, which falls within a range of the 50th to 75th percentiles of pay practices in a peer group described below.

Compensation Consultant; Peer Group

The Compensation Committee has not historically engaged consultants with respect to executive compensation matters. However, in 2008, the Committee engaged Compensia, Inc. to provide it with certain benchmarking material to assist in determining appropriate salary, total cash compensation (salary plus target bonus opportunity) and long-term equity compensation for our executive officers for 2008. Compensia provided the Compensation Committee with compensation data for 17 publicly-traded companies in the pharmaceutical and biotechnology industry. These companies were chosen by our Compensation Committee, upon the recommendation of Compensia, because they were generally similar to the Company in terms of industry, capital structure, financial attributes, geographic location and/or competition for talent. The following companies were included in the peer group approved by our Compensation Committee:

ACADIA Pharmaceuticals	Cadence Pharmaceuticals	GTx
Acura Pharmaceuticals	Cell Genesys	Halozyme Therapeutics
Alexza Pharmaceuticals	Cypress Biosciences	Orexigen Therapeutics
Allos Pharmaceuticals	Dendreon	Pharmasset
Amicus Pharmaceuticals	Discovery Laboratories	POZEN
Ariad Pharmaceuticals	Dyax

Components of Our Compensation Program

Our executive compensation program consists of three main components:

•	base salary;

•	a discretionary cash bonus; and

•	equity incentive awards.

Base Salary. As with the other components of our compensation program, as discussed above, the base salaries of the Company’s executive officers are established on an annual basis for each of our executive officers based on the approximate anniversary of the commencement of their employment with the Company. For example, if the anniversary of an executive officer’s start with the Company occurs in June, that officer’s base salary is evaluated and adjusted as appropriate in or around June of each year and would remain in effect until June of the following year. Accordingly, the base salary of each of our named executive officers is evaluated and adjusted at varying times during the year. In recommending those salaries, the Compensation Committee considers the executive’s level of responsibility, experience and individual performance, and the Company’s performance, as well as information regarding salary ranges paid to executives with comparable duties in companies at a similar stage as ours. In particular, for 2008, the Compensation Committee considered data from the companies in our peer group.

Cash Bonuses. Executive officers are eligible for cash bonus awards as part of their annual overall compensation at their respective annual review period. At the start of employment and at each annual period, the Board establishes a maximum bonus for which the executive will be eligible at the end of his annual period, which is expressed as a percentage of the executive’s base salary. With respect to our executives other than our Chief Executive Officer, the Board generally attempted to set the eligible bonus amounts for 2008 so that, when taken together with base salary, the total target cash awards for a given year was designed to be in the 50-60th percentiles of our peer group. Our Chief Executive Officer’s total targeted cash compensation (salary plus eligible bonus) was designed to be in approximately the 75th percentile of our peer group. The Board retains the discretion to award a discretionary bonus in excess of the target amounts for each individual executive, but has exercised such discretion on only one occasion, as described below. The Board anticipates that it will exercise such discretion on only rare occasions in the future, if at all.

Annual cash bonuses are awarded based on the Company’s general performance during the relevant period, as well as each individual’s performance and contribution in meeting our corporate objectives. Generally speaking, evaluation of the Company’s performance has not been based on specific milestones or other objective criteria established at the beginning of a compensation year. Instead, the Compensation Committee and Board have considered a number of performance factors, including professional ability and integrity (e.g., job knowledge, professionalism, and adherence to Company policies, including regulatory and other legal obligations), human relations skills (e.g., interpersonal skills, communication and coordination), and the general achievement and performance of the executive’s department or function (e.g., clinical research, finance, or regulatory affairs). Evaluation of individual overall performance for our Chief Executive Officer is performed by the Compensation Committee, as well as the entire Board, and in deliberations without the Chief Executive Officer present. Evaluation of cash bonus awards for executive officers other than the Chief Executive Officer reflects the individual’s performance in the opinion of our Chief Executive Officer, as well as other members of the Compensation Committee and Board.

Equity Incentive Awards. While cash compensation is viewed as a reward for current and past services, equity incentive awards are important short-term and long-term compensation tools for employee retention and to incentivize future performance. The Compensation Committee endorses the position that granting equity incentive awards, which in the Company’s case consists entirely of stock options, to the Company’s executive officers (stock option awards are a benefit offered to all employees) can be very beneficial to stockholders because it aligns management’s and stockholders’ interests in the enhancement of stockholder value over a longer period of time. An executive officer receives value from these grants only if he or she remains employed by the Company during the vesting period, which is typically over a four-year period, and only if the Company’s common stock appreciates (options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant). In addition, equity incentive awards are an important compensation tool in attracting and retaining high caliber professionals. In determining the number of shares subject to an equity incentive award, the Compensation Committee takes into account the officer’s position and level of responsibility, the officer’s past performance and potential future contribution, the officer’s existing stock, the competitiveness of the executive officer’s overall compensation arrangements, including equity awards, and information regarding equity awards paid to executives within the Company’s peer group. Typically, the Compensation Committee or Board grants stock option awards once annually to an executive, however, it may make additional grants based upon a number of factors, including Company or individual achievements and if believed necessary to retain an executive.

Historically, the Board has not approved the use of restricted stock or other equity incentive awards other than stock options. However, the Company’s 2003 Stock Option Plan does authorize the issuance of such other equity awards, and the Board retains discretion to make such grants in the future. The Company does not maintain any guidelines or policies concerning ownership of the Company’s stock or other equity.

The Company also maintains a 401(k) savings plan, available to all employees, to encourage employees to save for retirement. Under the 401(k) plan, the Company matches 100% of employees’ contribution up to 3% of their salary, then 50% of the next 2% of salary, with a maximum Company match of $9,200 per year. The Company also provides health, dental, life and disability insurance to its executives.

The Compensation Committee believes that all three principal compensation elements combined fit well into its overall compensation objectives of attracting top talent for executive positions, incentivizing such executive officers, rewarding them for individual and Company performance, and aligning the interests of executive officers with those of the Company’s stockholders. Taken as a whole, these elements of the executive compensation program (base pay, annual bonus and stock option grants) are comparable to the programs offered by other companies in our peer group, as well as in the life sciences industry in general. Therefore, the Compensation Committee believes that our program helps us attract new executive talent and retain, motivate, and reward the executives that we currently employ.

Compensation Decisions for the Named Executive Officers for 2008

Base Salaries. In determining whether to make adjustments to the base salaries for each named executive officer, our Compensation Committee reviewed the survey and/or benchmark data referred to above to ensure that executive base salaries as a group were within the competitive levels described above, and then determined appropriate increases to base salaries from the prior year. Since becoming a public reporting company in April 2006, the Company has grown substantially in nearly every respect, including the size of our operations and scope of our clinical research activities, the number of employees and our market capitalization. As a result of that growth, the Compensation Committee determined that the base salary rates for our named executive officers were generally below – in some cases significantly – the 50th percentile of the Company’s peer group. Accordingly, the Committee and the Board believed it was appropriate in 2008 to make larger than usual adjustments to the base salary rates of our named executive officers. The Committee does not anticipate the need to make similarly large adjustments in 2009. The following table summarizes those adjustments:

	2007 Base Salary	2008 Base Salary	Percentage Change From 2007
Mr. Auerbach (1)	$330,000	$470,000	42%
Mr. Eyler (2)	$225,000	$250,000	11%
Dr. Molina (3)	$300,000	$340,000	13%
Dr. Phillips (4)	$220,000	$250,000	14%

(1)	2008 base salary adjustment was effective June 1, 2008.
(2)	2008 base salary adjustment was effective September 22, 2008.
(3)	2008 base salary adjustment was effective May 7, 2008.
(4)	2008 base salary adjustment was effective February 1, 2008.

Annual Bonus Awards. The Compensation Committee and Board determined that the performance of each of our named executive officers was outstanding for their respective annual review period. From 2007 to 2008, the Company made significant advancements with respect to the clinical development of CB7630, the Company’s lead drug candidate, including the commencement of a Phase III clinical trial in April 2008 and the agreement of the Food and Drug Administration of such trial under a special protocol assessment. The Compensation Committee believes the performance of its management team has contributed significant value to the Company and its stockholders during this period. The following table summarizes the annual target discretionary bonus and the actual discretionary bonus paid, in each case stated as a percentage of base pay, granted to each named executive officer for performance during the annual review period for such officer that ended in fiscal year 2008:

	2008 Target Bonus	2008 Bonus Awarded	Dollar Value of 2008 Award
Mr. Auerbach	15%	15%	$50,000
Mr. Eyler	30%	34%	$85,000
Dr. Molina	30%	30%	$90,000
Dr. Phillips	30%	30%	$66,000

The Board approved a discretionary bonus to Charles Eyler, our Senior Vice President, Finance/Treasurer, of $85,000 (34% of base salary) when his targeted amount was only $75,000 (30% of base salary). The Board’s decision was based on its determination of Mr. Eyler’s exceptional performance and improvement exhibited during his annual review period in leading the Company’s finance and public reporting functions.

Notwithstanding the discretionary nature of our current cash bonus awards, we have in prior years also awarded cash bonuses to Mr. Auerbach in accordance with the terms of his former employment agreement with the Company, which was entered into in September 2006. Under that agreement, Mr. Auerbach was also eligible for one-time milestone-based bonus payments, as follows: (i) $100,000 upon such time that our market capitalization is at least $150 million; (ii) $250,000 upon such time that our market capitalization is at least $250 million; (iii) $1,000,000 upon such time that our market capitalization is at least $500 million; and (iv) $2,000,000 upon such time that our market capitalization is at least $1 billion. All but the last of these bonus milestones were achieved, and the related bonuses paid, during 2007. In 2008, Mr. Auerbach’s employment agreement was amended and restated, primarily to enhance certain benefits to which he would be entitled upon termination, but he remains eligible to receive a bonus upon achievement of the last milestone. See “Employment Agreements.”

Stock Options. We grant stock options to our named executive officers under our 2003 Stock Option Plan. In determining the number of stock options granted to the executive officers, the Compensation Committee considers prior equity positions for each named executive officer, together with benchmark data from our peer group companies with a goal of ensuring a level of long-term incentive compensation for our named executive officers as a group at approximately the 50th percentile of long-term incentive compensation for executive officers in similar positions with similar responsibilities at our peer companies. The following table summarizes the grants made in 2008 as well as the total long-term equity incentive holdings (all of which is in the form of stock options) for each executive:

	Shares Subject to 2008 Stock Options Awards	Total Shares Subject to All Stock Option Awards
Mr. Auerbach	150,000	1,126,198
Mr. Eyler	25,000	118,411
Dr. Molina	65,000	225,000
Dr. Phillips	60,000	150,000	(1)

(1)	Includes 30,000 shares underlying options that were exercised during 2008.

Each of the options granted to our named executive officers in 2008 vests in four equal annual installments commencing on the first anniversary of the grant date. The exercise price of the options is equal to the fair market value of our common stock on the date of grant, which is determined by the closing sale price of our common stock on such date. The Compensation Committee believes that the above option grants, taken together with the named executive officers’ prior equity positions, are consistent with providing each named executive officer with an ongoing equity position in our company that is competitive with similarly situated executive officers at companies included our peer group and that fosters an ownership culture focused on our long-term performance.

Post-Termination Compensation

We do not have a severance plan for our executive officers generally, but have provided for severance payments to executive officers through individual employment agreements with such officers. The terms of these post-termination benefits for each named executive officer is described more fully below under the caption “Potential Payments upon Termination or Change-in-Control” and “Employment Agreements.”

The Compensation Committee believes these severance benefits are important to protect the Company’s officers from being involuntary terminated prior to or after a change in control and that the amounts are reasonable when compared with similar arrangements adopted by companies in our peer group. In addition, the Compensation Committee believes that these severance benefits align executive and stockholder interests by enabling the executive officers to consider corporate transactions that are in the best interests of the stockholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the officers’ own employment. Because these arrangements vary considerably among our executive officers, the Compensation Committee may consider recommending in 2009 to the Board the adoption of more uniform post-termination benefits.

Compensation of Named Executive Officers

Summary of Compensation

The following table sets forth all of the compensation awarded to, earned by or paid to (i) each individual serving as our principal executive officer during our last completed fiscal year; (ii) each individual serving as our principal financial officer during our last completed fiscal year; and (iii) each other individual that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executives”).

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Alan H. Auerbach Chief Executive Officer and President	2008 2007 2006	$411,666 316,827 262,500	$50,000 50,000 150,000	$1,146,865 517,103 781,346	$0 1,350,000 0	(4)	$14,060 11,059 8,854	(3) (5) (6)	$1,622,591 2,244,989 1,202,700

Charles R. Eyler Senior VP, Finance and Treasurer	2008 2007 2006	$232,067 170,173 140,000	$85,000 70,000 40,000	$214,881 72,573 7,722	$0 16,000 0	(8)	$10,388 9,396 8,800	(7) (9) (10)	$542,336 338,142 196,522

Arturo M. Molina, M.D., MS, FACP Executive VP, R&D and CMO	2008 2007 2006	$396,077 195,576 —	$90,000 0 —	$748,628 394,217 —	$0 0 —		$622 108,306 —	(11) (12)	$1,165,327 698,099 —

Richard B. Phillips Senior VP, Regulatory Affairs and Quality Assurance	2008 2007 2006	$247,500 204,205 —	$66,000 0 —	$224,719 87,509 —	$0 0 —		$10,276 6,636 —	(13) (14)	$548,495 298,350 —

(1)	Our executives are eligible for discretionary annual bonuses based on their performance for each year of employment, each such year commencing on the anniversary of such employee’s date of hire. Bonuses are granted at the discretion of our Board of Directors. The factors considered by the Board in determining whether to grant executives a bonus are described under the caption “—Compensation Discussion and Analysis—Components of Our Compensation Program—Cash Bonuses” above in this section of the Proxy Statement.
(2)	The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the indicated fiscal year in accordance with FAS 123(R). These amounts have been calculated in accordance with FAS 123(R) using the Black-Scholes option pricing model, but in accordance with SEC rules, exclude the impact of estimated forfeiture related to service-based vesting conditions. The assumptions used in these calculations are described in Note 3 to our annual financial statements for the year ended December 31, 2008 included in the Original Filing.
(3)	Represents (i) a 401(k) matching contribution in the amount of $9,200 and (ii) $4,860 of imputed income relating to life insurance payments made on behalf of Mr. Auerbach.
(4)	Pursuant to the terms of his employment agreement, Mr. Auerbach was awarded two incentive bonuses in aggregate amount of $1,350,000 based on our aggregate market capitalization reaching certain levels in 2007. See “—Employment Agreements with Executives” below for additional detail relating to the incentive bonus payments.
(5)	Represents (i) a 401(k) matching contribution in the amount of $8,800 and (ii) $2,259 of imputed income relating to life insurance payments made on behalf of Mr. Auerbach.
(6)	Represents (i) a 401(k) matching contribution in the amount of $8,800 and (ii) $54 of imputed income relating to life insurance payments made on behalf of Mr. Auerbach.
(7)	Represents a 401(k) matching contribution in the amount of $9,2800 and $1,188 of imputed income relating to life insurance payments made on behalf of Mr. Eyler.
(8)	Represents an incentive bonus of $16,000 payable to Mr. Eyler paid in April 2007 because we did not incur a material weakness relating to our internal control over financial reporting for the fiscal quarter ended September 30, 2006 and our fiscal year ended December 31, 2006.
(9)	Represents a 401(k) matching contribution in the amount of $8,800 and $596 of imputed income relating to life insurance payments made on behalf of Mr. Eyler.
(10)	Represents a 401(k) matching contribution made on behalf of Mr. Eyler.
(11)	Represents $622 of imputed income relating to life insurance payments made on behalf of Dr. Molina.
(12)	Represents a relocation allowance of $108,000 and $306 of imputed income relating to life insurance payments made on behalf of Dr. Molina.

(13)	Represents a 401(k) matching contribution in the amount of $9,2800 and $1,076 of imputed income relating to life insurance payments made on behalf of Mr. Phillips.
(14)	Represents a 401(k) matching contribution in the amount of $5,078 and $1558 of imputed income relating to life insurance payments made on behalf of Mr. Phillips.

Grants of Plan-Based Awards

The following table sets forth information regarding each option granted to our named executive officers during the fiscal year ended December 31, 2008.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards
Alan H. Auerbach	6/3/2008	150,000	$28.43	$2,887,500
Charles R. Eyler	9/22/2008	25,000	$36.93	$561,500
Arturo M. Molina	8/1/2008	65,000	$34.09	$1,352,650
Richard B. Phillips	8/1/2008	60,000	$34.09	$1,248,600

(1)	All options granted pursuant to our 2003 Stock Option Plan, as amended.

Option Exercises

The following table sets forth information regarding each option exercised by our named executive officers during the fiscal year ended December 31, 2008.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Alan H. Auerbach	—	—
Charles R. Eyler	—	—
Arturo M. Molina	—	—
Richard B. Phillips	30,000	$888,900

Employment Agreements with Executives

Chief Executive Officer and President

In September 2006, we entered into an employment agreement with Alan H. Auerbach, our Chief Executive Officer and President. Pursuant to the agreement, Mr. Auerbach was originally entitled to receive an annual base salary of $300,000, which was retroactive to May 16, 2006. In June 2007, Mr. Auerbach’s base salary was increased to $330,000. The September 2006 agreement also provided that Mr. Auerbach is eligible for an annual bonus of up to $50,000 for each year of his employment term to be determined at the discretion of our Board based upon Mr. Auerbach’s performance. Additionally, the agreement provided that Mr. Auerbach is eligible for one-time milestone-based bonus payments, as follows: (i) $100,000 upon such time that our market capitalization is at least $150 million; (ii) $250,000 upon such time that our market capitalization is at least $250 million; (iii) $1,000,000 upon such time that our market capitalization is at least $500 million; and (iv) $2,000,000 upon such time that our market capitalization is at least $1 billion. All but the last of these bonus milestones were achieved and the related bonuses paid during 2007. Pursuant to the agreement, we also issued Mr. Auerbach a ten-year option, under our 2003 Stock Option Plan, to purchase 336,139 shares of our common stock at an exercise price of $4.50 per share, which our Board determined was the fair market value of our common stock on the grant date. The option vests in four equal annual installments commencing on May 16, 2007.

In June 2007, the Board awarded Mr. Auerbach a discretionary cash bonus of $50,000 pursuant to the terms of his employment agreement. Additionally, we granted Mr. Auerbach a 10-year option, pursuant to our 2003

Stock Option Plan, to purchase 100,000 shares of our common stock at an exercise price of $24.50. The option vests in four equal and annual installments, commencing June 11, 2008.

In September 2008, we and Mr. Auerbach amended and restated the September 2006 employment agreement, primarily to modify the benefits payable to Mr. Auerbach in the event his employment is terminated in connection with a “change of control.” As amended, Mr. Auerbach is entitled to receive a lump sum payment equal to the sum of (1) twice his current base salary, (2) the maximum amount of discretionary bonus to which he was eligible to receive in the year of termination, plus (3) the cash value of any accrued but unused vacation time through the date of termination. In addition, all unvested equity-based compensation will immediately vest and remain exercisable for a period of 12 months. Mr. Auerbach is also entitled to continuation of health insurance benefits for 12 months and a gross-up payment in the event his severance benefits constitute a “parachute payment” under applicable tax laws. In the event we terminate Mr. Auerbach’s employment other than in connection with a change of control, without “cause” and other than as a result of his death or disability, or if Mr. Auerbach resigns his employment as a result of our breach of any provision of his employment agreement following 30 days notice and opportunity to cure, he is entitled to continue receiving his annual base salary for a period of one year, as well as a lump sum amount equal to the sum of the cash value of any accrued but unused vacation time, earned but unpaid bonuses, and expense reimbursement amounts owed through the date of termination.

In addition to the severance benefits, Mr. Auerbach’s base salary was increased to $470,000, which increase was retroactive to June 1, 2008, and the annual discretionary bonus to which Mr. Auerbach is eligible increased from an amount of up to $50,000 to an amount up to 50 percent of his base salary. Mr. Auerbach’s employment agreement has a term of one year, and annually renews for one year periods thereafter unless either party gives the other 60 days written notice prior to the end of term, or any renewal term, that such term is not to be extended.

For purposes of Mr. Auerbach’s amended and restated employment agreement, the term “cause” means (i) the willful failure, disregard or refusal by Mr. Auerbach to perform his duties; (ii) any willful, intentional or grossly negligent act by Mr. Auerbach having the effect of injuring in a material way, as determined by our Board in good faith, our business or reputation; (iii) Mr. Auerbach’s willful misconduct with respect to his duties and obligations, including insubordination with respect to directions of our Board; (iv) Mr. Auerbach’s conviction of any felony or misdemeanor involving moral turpitude; (v) our determination, after a reasonable and good faith investigation following a written allegation by another employee, that Mr. Auerbach engaged in some form of harassment prohibited by law, unless his actions were specifically directed by our Board; (vi) any misappropriation or embezzlement of our property; (vii) Mr. Auerbach’s breach of the representations and warranties made in his employment agreement, or of certain provisions pertaining to confidentiality, assignment of intellectual property, non-solicitation and non-disparagement; and (viii) Mr. Auerbach’s breach of any other provision of his employment agreement following 30 days notice and opportunity to cure. The term “change of control” means (a) the acquisition, directly or indirectly, by any person in one or a series of related transactions of more than 50% of our combined voting power if such person did not own more than 50% of our outstanding voting power prior to such transaction(s), or (b) the future disposition by us of all or substantially all of our business or assets in one or a series of related transactions (other than a transaction solely to effect a change of our domicile).

Senior Vice President of Finance and Treasurer

In August 2004, we entered into a letter agreement with Charles Eyler to serve as our Vice President of Finance and Treasurer. Pursuant to the letter agreement, Mr. Eyler was entitled to receive an annual base salary of $140,000, and was also eligible for a bonus each year, at the discretion of our Board of Directors, of up to 50% of his base salary. Upon the commencement of his employment, Mr. Eyler also received a stock option to purchase 38,411 shares of our common stock at an exercise price of $3.91 per share. The stock option vested in two equal installments on each of the first two anniversaries of Mr. Eyler’s employment with us.

In August 2007, we entered into a letter agreement with Mr. Eyler superseding the terms of the prior August 2004 agreement. The August 2007 agreement provided that Mr. Eyler was entitled to an annual base salary of

$225,000. Mr. Eyler is also eligible for a bonus each year, at the discretion of our Board of Directors, of up to $75,000. Pursuant to the letter agreement in the event we terminate Mr. Eyler’s employment for reasons other than “cause,” death or disability, he will be entitled to a severance package equal to six months of his base salary, payable over such six-month period in accordance with our normal payroll practices. Additionally, any outstanding options to purchase our common stock he holds shall continue to vest in accordance with their respective terms during the six-month period. For purposes hereof, “cause” shall mean: (i) failure to adequately perform job duties, in the good faith discretion of our Board of Directors or Chief Executive Officer; (ii) willful failure, disregard or refusal to perform, or willful misconduct in performance of, duties of employment; (iii) any willful, intentional or grossly negligent act having a negative effect on the business or reputation of Cougar or its affiliates, as determined in the good faith discretion of our Board or Chief Executive Officer; (iv) indictment of any felony or a misdemeanor involving moral turpitude (including entry of a nolo contendere plea); (v) engagement in any form of harassment prohibited by law (including, without limitation, age, sex or race discrimination); (vi) any misappropriation or embezzlement of property of Cougar or its affiliates (whether or not a misdemeanor or felony); or (vii) material breach of any other agreement with us, including without limitation any confidentiality, inventions or non-competition agreements.

In September 2008, our board of directors promoted Mr. Eyler to Senior Vice President of Finance, increased his annual base salary to $250,000, awarded him a discretionary bonus for the previous year of service in the amount of $85,000, and granted an option to purchase 25,000 shares of common stock, vesting in four annual installments commencing September 2009.

Executive Vice President of Research & Development and Chief Medical Officer

On March 2007 we entered into a letter agreement with Arturo Molina, M.D. to serve as our Senior Vice President of Clinical Research and Development. Pursuant to the letter agreement, Dr. Molina was entitled to receive an annual base salary of $300,000, which was increased to $340,000 in August 2008. Dr. Molina is also eligible for a bonus each year, at the discretion of our Board of Directors, of up to 30% of his base salary. Dr. Molina received in 2007 a one-time bonus of $108,000 to be used toward his relocation expenses. Should Dr. Molina’s employment with us terminates prior to the first anniversary of his date of hire, he will be required to repay the entire relocation payment; if his employment terminates subsequent to the first anniversary but prior to the second anniversary of the date of hire, he will be required to repay $72,000 of the relocation payment; and if his employment terminates subsequent to the second anniversary but prior to the third anniversary of his date of hire, he will be required to repay $36,000 of the relocation payment. After three consecutive years of employment, he will have no further obligation to repay all or any portion of the relocation payment. Dr. Molina also received options to purchase 160,000 shares of our common stock at an exercise price of $21.05 per share. These stock options vest annually in four equal installments on each of the first four anniversaries of Dr. Molina’s employment with us. In the event we terminate Dr. Molina’s employment within three months of a change of control of Cougar and the exercise price of the stock options he received from Cougar is higher than the per share market value of common stock on the date of termination, he will be entitled to a severance payment equal to six months of his base salary, payable over such period in accordance with our normal payroll procedures. For purposes of this provision, “change of control” means (i) the acquisition, directly or indirectly, following the date hereof by any person (as such term is defined in Section 13(d) and 14(d)(2) of the Securities Exchange Act of 1934, as amended), in one transaction or a series of related transactions, of securities of Cougar representing in excess of 50% or more of the combined voting power of Cougar’s then outstanding securities if such person or entity, or related or its affiliate(s) do not own in excess of 50% of such voting power on the date of the letter agreement, or (ii) future disposition (whether direct or indirect, by sale of assets or stock, merger, consolidation or otherwise) of all or substantially all of its business and/or assets in one transaction or series of related transactions (other than a merger effected exclusively for the purpose of changing our domicile).

In August 2008, Dr. Molina was awarded a 10-year stock option to purchase 65,000 shares of our common stock at an exercise price of $34.09. The right to purchase the shares subject to the option vests in four equal annual installments commencing on the first anniversary of the grant date. Dr. Molina was also promoted to Executive Vice President, Clinical Research & Development and Chief Medical Officer in August 2008.

Senior Vice President of Regulatory Affairs and Quality Assurance

On December 2006, we entered into a letter agreement with Richard B. Phillips, Ph. D., our Senior Vice President of Regulatory Affairs and Quality Assurance. Pursuant to the letter agreement, Dr. Phillips was entitled to an annual base salary of $220,000, which was increased to $250,000 in March 2008. Dr. Phillips is also eligible for a bonus each year, at the discretion of our Board of Directors, of up to 30% of his base salary. Upon the commencement of his employment, Dr. Phillips also received options to purchase 90,000 shares of our common stock at an exercise price of $4.50 per share. These stock options vest annually in three equal installments on each of the first three anniversaries of his employment with us. Dr. Phillip’s letter agreement does not provide for any payments in connection with the termination of his employment or upon a change of control of our company. In August 2008, Dr. Phillips was awarded an additional 10-year stock option to purchase 60,000 shares of common stock, which is also exercisable at a price per share of $34.09. The right to purchase the shares subject to the option vests in four equal annual installments commencing in August 2009.

Potential Payments Upon Termination or Change of Control

The following table reflects the potential payments and benefits to which our named executive officers would be entitled under their respective employment agreements. The amounts shown in the table below assume that each termination was effective as of December 31, 2008. See “—Employment Agreements with Executives” above for a narrative description of the severance and change of control arrangements with our named executive officers.

Name	Type of Payment/Benefit	Payments/Benefits Upon Involuntary Termination
		Other than in connection with a change of control		In connection with a change of control
Alan H. Auerbach (1)	Continuation of base salary	$470,000		—
	Lump sum payment	$54,231	(2)	$1,229,231	(3)
	Continuation of health benefits	—		$5,352	(4)
	Option acceleration	—		$3,725,984	(5)
	Total	$524,231		$4,960,567

Charles R. Eyler	Continuation of base salary	$125,000		$125,000
	Vacation payout	$28,846		$28,846
	Total	$153,846		$153,846

Arturo M. Molina (6)	Vacation payout	$25,785		$25,785
	Total	$25,785		$25,785

Richard B. Phillips	Vacation payout	$5,645		$5,645
	Total	$5,645		$5,645

(1)	In addition to the severance benefits listed in the table above, Mr. Auerbach is also entitled to a gross-up payment in the event his severance benefits constitute a “parachute payment” under applicable tax laws.
(2)	Represents the cash value of Mr. Auerbach’s accrued but unused vacation time as of December 31, 2008.
(3)	Consists of (i) $940,000, representing an amount equal to twice Mr. Auerbach’s current base salary, (ii) $235,000, the maximum amount of discretionary bonus to which Mr. Auerbach was eligible to receive in 2008, and (iii) $54,231, the cash value of Mr. Auerbach’s accrued but unused vacation time as of December 31, 2008.
(4)	Represents payment of Mr. Auerbach’s COBRA premiums for a period of 12 months.
(5)	The value of stock option vesting acceleration is based on the closing stock price of $26.00 per share for our common stock as reported on NASDAQ on December 31, 2008 with respect to in-the-money unvested stock option shares minus the exercise price of such unvested stock option shares.
(6)

Pursuant to the terms of Dr. Molina’s employment agreement, if he is terminated within three months of a change of control, and the exercise price of the stock options he received under the agreement is higher than the per share market value of our common stock on the date of termination, he will be entitled to a severance package equal to continued payment of his base salary for six months. As of December 31, 2008, the stock options were in-the-money, and Dr. Molina was therefore not entitled to any severance benefits other than the cash value of any accrued but unused vacation time through the date of termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option held by each of our named executive officers as of December 31, 2008.

Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable		Securities Underlying Unexercised Options Unexercisable		Option Exercise Price		Option Expiration Date
Alan H. Auerbach	288,083 90,650 161,326 168,070 25,000 —	(2) (3) (3)	— — — 168,069 75,000 150,000	(2) (4) (5) (6)	$ $ $ $ $ $	0.39 4.76 4.50 4.50 24.50 28.43	1/1/2014 2/27/2016 3/9/2016 9/26/2016 6/11/2017 6/3/2018

Charles R. Eyler	38,411 10,000 10,000 —		— 5,000 30,000 25,000	(7) (8) (9) (10)	$ $ $ $	3.91 4.50 22.50 36.93	8/23/2014 9/6/2016 8/23/2017 9/22/2018

Arturo M. Molina	40,000 —		120,000 65,000	(11) (12)	$ $	21.05 34.09	5/7/2017 8/1/2018

Richard B. Phillips	— —		60,000 60,000	(13) (14)	$ $	4.05 34.09	1/29/2017 8/1/2008

(1)	All options granted pursuant to our 2003 Stock Option Plan, as amended.
(2)	Options vested in equal amounts annually over four years, commencing on January 1, 2005.
(3)	Options vested upon completion of our April 3, 2006 private placement offering.
(4)	Options vest in equal amounts annually over four years commencing on May 16, 2007, subject to Mr. Auerbach’s continued employment with us on each such date.
(5)	Options vest in equal amounts annually over four years, commencing on June 11, 2008, subject to Mr. Auerbach’s continued employment with us on each such date.
(6)	Options vest in equal amounts annually over four years, commencing on June 3, 2009, subject to Mr. Auerbach’s continued employment with us on each such date.
(7)	Options vested in equal amounts annually over two years, commencing on August 5, 2005.
(8)	Options vest in equal amounts annually over three years commencing on June 28, 2007, subject to Mr. Eyler’s continued employment with us on each such date.
(9)	Options vest in equal amounts annually over four years, commencing on August 23, 2008, subject to Mr. Eyler’s continued employment with us on each such date.
(10)	Options vest in equal amounts annually over four years, commencing on September 22, 2009, subject to Mr. Eyler’s continued employment with us on each such date.
(11)	Options vest in equal amounts annually over four years, commencing on May 7, 2008, subject to Dr. Molina’s continued employment with us on each such date.
(12)	Options vest in equal amounts annually over four years, commencing on August 1, 2009, subject to Dr. Molina’s continued employment with us on each such date.
(13)	Options vest in equal amounts annually over two years, commencing on January 27, 2009, subject to Mr. Phillips’ continued employment with us on each such date.
(14)	Options vest in equal amounts annually over four years, commencing on August 1, 2009, subject to Mr. Phillips’ continued employment with us on each such date.

Severance and Change of Control Arrangements

See “—Employment Agreements with Executives” above for a description of the severance and change of control arrangements with Mr. Auerbach, Mr. Eyler and Dr. Molina. We have not entered into severance or change of control provisions in any employment agreements with our other employees.

Our Board of Directors, or a committee thereof, serving as plan administrator of our 2003 Stock Option Plan, has the authority to provide for accelerated vesting of the options granted to our named executive officers and any other person in connection with changes of control of our Company, including: (a) the sale, lease, exchange or other transfer of substantially all of our assets to a non-affiliate; (b) our liquidation or dissolution; (c) subject to certain limitations, if any person becomes the beneficial owner of in excess of 20% of the combined voting power of our outstanding securities having the right to vote at elections of directors; (d) subject to certain limitations, a merger or consolidation whereby our shareholders immediately prior to effective date of such merger or consolidation have beneficial ownership, immediately following the effective date of such merger or consolidation, of securities of the surviving corporation representing less than 80% of the combined voting power of the surviving corporation’s then outstanding securities ordinarily having the right to vote at elections of directors; or (e) if after the date our securities are first sold in a registered public offering, our then existing directors cease to constitute at least a majority of the Board. This description constitutes only a summary of the relevant terms of our 2003 Stock Option Plan.

Executive Compensation under the 2003 Stock Option Plan

As of December 31, 2008, we have 3,187,152 outstanding stock options issued under our 2003 Stock Option Plan, of which 1,328,931 have been issued to the named executives through December 31, 2008.

Director Compensation

In June 2006, as amended on June 11, 2007, our Board of Directors adopted a non-employee director compensation program. Pursuant to the compensation program, each non-employee director serving on our Board is entitled to receive an annual retainer of $25,000, plus $2,500 for each board meeting attended in person and $1,000 for each meeting attended telephonically. Additionally, upon initial appointment to the Board and thereafter upon election by our stockholders at an annual meeting, each non-employee director is entitled to receive an option grant to purchase 30,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, such options to vest in equal parts annually over three years. Thereafter, non-employee directors are entitled to an annual stock option grant to purchase 10,000 shares of our common stock at an exercise price equal to the fair market value of the common stock on the date of grant, such options to vest in equal parts annually over three years, upon their election by the stockholders. In addition, the chair of the audit committee of our Board of Directors is also entitled to receive an annual retained of $10,000 and each other member of the audit committee shall be entitled to an annual retainer of $5,000, plus $1,500 for each committee meeting attended in person or $750 for each meeting attended telephonically.

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation		Total
Arie S. Belldegrun, M.D.	$32,500	$125,859	$676,316	(2)(3)	$834,675
Harold J. Meyers	$46,250	$123,703	$0		$169,953
Michael S. Richman	$32,500	$125,396	$0		$157,896
Russell H. Ellison, M.D.	$32,500	$123,506	$0		$156,006
Samuel R. Saks, M.D. (4)	$41,250	$152,857	$0		$194,107
Thomas R. Malley	$41,250	$207,000	$0		$248,250

(1)	Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with SFAS 123(R) of stock option awards, relating to stock option grants to purchase shares of our common stock, at an exercise price equal to the fair market value of our common stock on the dates of each grant, to each of our non-employee directors pursuant to the terms of our director compensation plan. Assumptions used in the calculation of this amount for non-employees are identified in Note 3 to our financial statements for the year ended December 31, 2008 included in our Annual Report.
(2)	Represents consulting compensation paid to Dr. Belldegrun relating to (i) a monthly consulting fee of $16,666 paid pursuant to the terms of our Scientific Advisory Agreement, as amended, entered into with Dr. Belldegrun, and (ii) option grants to Dr. Belldegrun as described in footnote (3) below. For more detail with respect to our consulting arrangement with Dr. Belldegrun, see the caption entitled “—Scientific Advisory Agreement” below.
(3)	Includes $476,316, which constitutes the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008 in accordance with the provisions of SFAS 123 and EITF 96-18 of the following stock option awards issued to Dr. Belldegrun for his consulting services pursuant to our Scientific Advisory Agreement: (i) an option to purchase 38,411 shares at an exercise price of $0.39 per share granted in August 2004, and amended in December 2006 to adjust the exercise price to $2.60 per share, the fair market value of our common stock on the date of original grant pursuant to the terms of Section 409A of the Internal Revenue Code; and (ii) an option to purchase 200,000 shares at an exercise price of $4.50 per share granted in September 2006. With respect to (i) herein, the compensation cost reflects the incremental fair value of such option as modified, in accordance with SFAS 123R.
(4)	Pursuant to a letter agreement with Dr. Saks, upon his appointment on September 12, 2007, we granted Dr. Saks a 10-year stock option to purchase 45,000 shares of our common stock at an exercise price of $23.41 per share. The right to purchase the shares subject to the option vests in five annual installments of 10,000, 12,500, 15,000, 5,000 and 2,500 shares, respectively, commencing on the first anniversary of Dr. Saks’ appointment; provided, that upon a change of control (as that term is defined in our 2003 Stock Option Plan) the entire option vests and will remain exercisable for the remainder of the 10-year term. This option was issued in lieu of the standard 30,000 share option grant issuable to newly-appointed non-employee directors in accordance with the terms of our standard director compensation plan. Dr. Saks agreed to forego the next two annual 10,000 share option grants that would be issuable in accordance with the non-employee director compensation plan upon his election by the stockholders. Subject to the foregoing, Dr. Saks will otherwise be entitled to receive the compensation and benefits provided by the non-employee director compensation plan.

Scientific Advisory Agreement

We entered into a Scientific Advisory Agreement dated January 1, 2004, as amended August 24, 2004, with Dr. Arie Belldegrun to serve as Chairman of our Scientific Advisory Board and as a member of our Board of Directors. Pursuant to the Scientific Advisory Agreement, Dr. Belldegrun receives an annual payment of $200,000 per year. Additionally, for each new technology that we in-license or otherwise acquire that is first introduced to us by or through Dr. Belldegrun, or for which Dr. Belldegrun actively participates in the evaluation process (as determined by our Chief Executive Officer), we are to make milestone payments to Dr. Belldegrun ranging from $50,000 to $150,000 for each such technology, depending on the clinical phase trials such technology is undergoing or has completed. Furthermore, pursuant to the Scientific Advisory Agreement, we are to make a payment of $100,000 to Dr. Belldegrun in the event he assists in preparation for and participation in meetings with potential investors relating to an offering of securities with minimum proceeds of at least $5,000,000, provided that only one such payment shall be made per year. The Scientific Advisory Agreement has a term of four years, and annually renews for one year periods thereafter unless either party gives the other 30 days written notice prior to the end of term, or any renewal term, that such term is not to be extended. In the event we terminate the Scientific Advisory Agreement prior to the end of the initial term for any reason other than gross negligence, willful misconduct or fraud on the part of Dr. Belldegrun, we will be obligated to pay Dr. Belldegrun all amounts owed to him for the remainder of the calendar year in which termination occurs, and all stock options that would otherwise have vested in such calendar year shall automatically vest upon such termination. The Scientific Advisory Agreement contains other customary terms and provisions that are standard in our industry. In conjunction with execution of the original Scientific Advisory Agreement in January 2004, we granted Dr. Belldegrun options to purchase an aggregate of 153,644 shares of our common stock at an exercise price of $0.39 per share.

Pursuant to the amendment of the Scientific Advisory Agreement in August 2004, we issued Dr. Belldegrun an additional option to purchase 38,411 shares of common stock at an exercise price of $0.39 per share. The fair market value of our common stock on the date of such amendment was $2.60 per share.

During 2005, our Board of Directors approved bonuses in the aggregate of $150,000 to Dr. Belldegrun, including a $50,000 bonus in connection with the in-licensing of one of our product candidates. The remaining $100,000 bonus was in connection with Dr. Belldegrun’s participation in our private placement offering. Dr. Belldegrun, Chief of the Division of Urologic Oncology at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA), responded to scientific and clinical questions from potential and actual investors relating to our drugs and their development, including how such drugs could be used in clinical practice should we obtain the necessary regulatory approval. These bonuses were paid in April 2006.

In February 2006 we granted Dr. Belldegrun options to purchase 90,650 shares of our common stock at an exercise price of $4.82 per share. Additionally, in March 2006 we granted Dr. Belldegrun options to purchase an additional 161,326 shares of our common stock at an exercise price of $4.50 per share. All of these options vested upon completion of our private placement offering completed on April 3, 2006.

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

Compensation Committee Interlocks and Insider Participation

There were no interlocks or other relationships with other entities among our executive officers and directors that are required to be disclosed under applicable SEC regulations relating to compensation committee interlocks and insider participation.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the section of this proxy statement entitled “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the section entitled “Compensation Discussion and Analysis” be included in this proxy statement.

Submitted by:

Michael S. Richman (chair)

Thomas R. Malley

Dr. Samuel R. Saks

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 24, 2009, by (i) each person known by us to be the beneficial owner of more than 5 percent of the outstanding common stock, (ii) each director and director nominee, (iii) each named executive officer, and (iv) all named executive officers, directors and director nominees as a group. The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission (“SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity. Unless otherwise indicated, the address of each of the following persons is 10990 Wilshire Boulevard, Suite 1200, Los Angeles, CA 90024.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (#)		Percentage of Common Stock Beneficially Owned (%) (1)
Alan H. Auerbach	1,176,084	(2)	5.43
Arie S. Belldegrun	1,012,762	(3)	4.73
Charles R. Eyler	63,411	(4)	*
Harold J. Meyers	78,412	(4)	*
Russell H. Ellison	30,001	(4)	*
Michael S. Richman	40,001	(4)	*
Thomas R. Malley	48,252	(5)	*
Samuel R. Saks	10,000	(4)	*
Arturo M. Molina	80,000	(4)	*
Richard B. Phillips	30,000	(4)	*
All executive officers and directors as a group (10 persons)	2,568,923		11.33
Lindsay A. Rosenwald 787 Seventh Avenue, 48th Floor New York, NY 10019	3,460,442	(6)	16.45
FMR, LLC 82 Devonshire Street Boston, MA 02109	3,109,946	(7)	14.97
Adage Capital Partners, L.P. 200 Clarendon Street, 52nd Floor Boston, MA 02116	2,046,809	(8)	9.85
T. Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	1,896,866	(9)	9.13
Wellington Management Company, LLP 75 State Street Boston, MA 02109	2,342,955	(10)	11.28

*	Less than 1%.
(1)	Assumes 20,773,134 shares of our common stock are outstanding. Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the security or stockholder has sole or shared voting power or investment power, and also any shares the security or stockholder has the right to acquire within 60 days of the date hereof, whether through the exercise or conversion of any stock option, convertible security, warrant or other right. The indication herein that shares are beneficially owned is not an admission on the part of the security or stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

(2)	Includes 887,996 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within the next 60 days.
(3)	Includes (i) 619,731 shares of common stock issuable upon the exercise of options and 35,699 shares of common stock issuable upon the exercise of warrants; (ii) 176,014 shares of common stock held by MDRB Partnership, L.P., of which Dr. Belldegrun is the General Partner and the Belldegrun Children’s Trust is the Limited Partner; (iii) 15,000 shares of common stock held by the Belldegrun Family Trust, of which Dr. Belldegrun and his spouse are trustees; and (iv) 116,654 shares of common stock held by Leumi Overseas Trust Corporation Limited, as Trustee of the BTL Trust, a trust of which Dr. Belldegrun is a beneficiary; Dr. Belldegrun disclaims any beneficial ownership interest, except to the extent of his pecuniary interest therein, of the securities held by MDRB Partnership, L.P., the Belldegrun Family Trust, and the BTL Trust. All warrants and options referenced in this footnote are exercisable within the next 60 days.
(4)	Consists of shares of common stock issuable upon exercise of options to purchase shares of common stock that are currently exercisable or will become exercisable within the next 60 days.
(5)	Includes 28,334 shares of common stock issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.
(6)	Represents (i) 3,184,903 shares of common stock held by Horizon BioMedical Ventures, LLC, of which Dr. Rosenwald is the managing member; (ii) 10,000 shares of common stock; and (iii) warrants to purchase an aggregate of 265,539 shares of common stock issued to Dr. Rosenwald. Does not include 138,549 shares of common stock beneficially owned by The Lindsay A. Rosenwald 2000 Family Trusts dated December 15, 2000, a trust established for the benefit of Dr. Rosenwald’s family. Dr. Rosenwald has advised us that he does not hold the power to vote or dispose of these shares, but instead such power rests solely with Lester Lipschutz, the trustee of such trust, who is not related to Dr. Rosenwald. On this basis, Dr. Rosenwald has informed us that he disclaims any beneficial ownership interest of the shares held by the trust, except to the extent of his pecuniary interest therein. Based on Schedule 13D/A filed by Dr. Rosenwald on February 3, 2009.
(7)	Based on Schedule 13G/A filed by FMR, LLC on February 17, 2009.
(8)	Based on Schedule 13F-HR filed by Adage Capital Partners, L.P. on February 17, 2009.
(9)	Based on Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 12, 2009.
(10)	Based on Schedule 13G/A filed by Wellington Management Company, LLP on February 10, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2003 Stock Option Plan, which is currently our only equity compensation plan, has been approved by our stockholders. The following table sets forth certain information as of December 31, 2008 with respect to our 2003 Stock Option Plan, as amended:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted-Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	3,187,152	$13.35	1,272,850
Equity compensation plans not approved by stockholders:
None.	—	—	—

Total	3,187,152	$13.35	1,412,848

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have adopted a written policy with respect to related party transactions whereby any proposed transaction between us and (i) any of our executive officers or directors, (ii) any shareholder beneficially owning in excess of 5% of our common stock (or our controlled affiliates’ stock), (iii) any immediate family member of an executive officer or director, or (iv) any entity that is owned or controlled by someone listed in items (i) through (iii) above, or any entity in which someone listed in items (i) through (iii) above has a substantial ownership interest or control, must be approved by a majority of the disinterested members of our audit committee, unless the transaction is available to all of our employees generally, or involves less than $120,000. If the proposed transaction involves executive or director compensation, it must be approved by the compensation committee.

In the event a proposed transaction has been identified as a related party transaction, such transaction must be presented to our audit committee for consideration and approval or ratification. The presentation to the audit committee must include a description of all material facts, including the interests, director and indirect, of the related party, the benefits to us of the transaction and whether alternative transactions are available. A majority of disinterested members of the audit committee must approve a transaction for us to enter into it. We did not enter into any related party transactions in 2008.

Director Independence

In determining whether the members of our Board and its committees are independent, we have elected to use the definition of “independence” set forth by Marketplace Rule 4200(a)(15) of The NASDAQ Stock Market and the standards for independence established by The NASDAQ Stock Market, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the Board. Our Board of Directors consults with our legal counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable listing standards of The NASDAQ Stock Market. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Cougar Biotechnology, its senior management and its independent registered public accounting firm, the Board has determined that Mr. Harold J. Meyers, Mr. Michael S. Richman, Mr. Thomas R. Malley and Dr. Samuel R. Saks are independent directors within the meaning of the applicable listing standard of The NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed to the Company by Its Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by J.H. Cohn LLP, our independent registered public accounting firm for professional services rendered for fiscal years ended December 31:

Fee Category	2008 Fees	2007 Fees
Audit Fees	$375,555	$174,600
Audit-Related Fees (1)	15,678	60,104
Tax Fees (2)	—	6,200

Total Fees	$391,233	$240,904

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and participation at Board of Directors and audit committee meetings.
(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage our independent registered public accounting firm to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent registered public accounting firm for fiscal 2008 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements.

Reference is made to the Index to Financial Statements beginning on Page F-1 of the Original Filing.

Financial Statement Schedules.

The Financial Statement Schedules have been omitted either because they are not required or because the information has been included in the financial statements or the notes thereto included in the Original Filing.

Exhibits.

The exhibits listed below are incorporated herein by reference or filed herewith, as indicated below.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated February 27, 2006, by and among Cougar Biotechnology, Inc., SRKP 4, Inc. and SRKP Acquisition Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2006).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10SB filed on August 3, 2005).

3.2	Certificate of Merger relating to the merger of SRKP Acquisition Corp. with and into Cougar Biotechnology, Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated April 3, 2006, and filed on April 7, 2006).

3.3	Certificate of Ownership relating to the merger of Cougar Biotechnology, Inc. with and into SRKP 4, Inc. (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K dated April 3, 2006, and filed on April 7, 2006).

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 31, 2006, and filed on April 6, 2006).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10SB filed on August 3, 2005).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-KSB for the year ended December 31, 2007).

4.2	Form of Warrant relating to the sale of promissory notes in June 2005 (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form SB-2 (File No.: 333-133779) filed May 3, 2006).

4.3	Schedule identifying holders of warrants issued to certain noteholders in the form of Warrant incorporated by reference to Exhibit 4.1 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-QSB filed on August 16, 2006).

4.4	Form of Warrant relating to the sale of convertible bridge notes in November 2005 and January 2006 (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

4.5	Form of Warrant issued in relation to guaranty of credit facility (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

Exhibit No.	Description
4.6	Form of Warrant issued to placement agents in connection with offering of convertible bridge notes (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).

4.7	Form of Warrant issued to placement agents in connection with April 3, 2006 private placement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-QSB filed on August 16, 2006).

10.1	Employment Agreement with Alan H. Auerbach dated September 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2008).+

10.2	Scientific Advisory Agreement with Dr. Arie Belldegrun dated December 2003 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).+

10.3	Amendment to Scientific Advisory Agreement with Dr. Belldegrun dated August 24, 2004 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 (SEC File No.: 333-133779) filed on May 3, 2006).+

10.4	Letter Agreement with Charles R. Eyler dated August 31, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 31, 2007).+

10.5	License Agreement with BTG International Ltd dated March 23, 2004 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on January 18, 2007).*

10.6	Exclusive License Agreement with Emory University dated February 23, 2004 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.7	First Amendment to License Agreement made and entered into June 2, 2004 with Emory University (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.8	License Agreement with LEO Pharma A/S dated June 27, 2005 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2/A (SEC File No.: 333-133779) filed on December 21, 2006).*

10.9	Summary terms of non-employee director compensation program (as amended through June 11, 2007) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 15, 2007).+

10.10	2003 Stock Option Plan (as amended through October 28, 2008) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 3, 2008).+

10.11	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed September 12, 2006).+

10.12	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (SEC File No.: 333-140673) filed on February 13, 2007).+

10.13	Restricted Stock Agreement dated December 29, 2006 with Dr. Arie Belldegrun (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 8, 2007).+

10.14	Form of Securities Purchase Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2007).

Exhibit No.	Description
10.15	Form of Registration Rights Agreement dated May 2, 2007 with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 3, 2007).

10.16	Letter Agreement dated as of March 16, 2007 with Dr. Arturo Molina (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 3, 2007).+

10.17	Letter Agreement dated as of September 5, 2007 with Dr. Samuel R. Saks (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 18, 2007).+

10.18	Assignment, Assumption and Consent dated July 24, 2007 with L’ETAT FRANCAIS, as represented by the Consulate General of France (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed on November 13, 2007).

10.19	Lease between Douglas Emmett 1997, LLC and L’ETAT FRANCAIS dated September 29, 1989, as amended (assumed by Cougar Biotechnology, Inc. on July 24, 2007) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed on November 13, 2007).

10.20	Stand-by letter of credit collateralized by a certificate of deposit held by Wells Fargo Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed on November 13, 2007).

10.21	Form of Securities Purchase Agreement dated December 14, 2007, with certain investors in private placement offering (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 18, 2007).

10.22	Form of Registration Rights Agreement dated December 14, 2007, with certain investors in private placement offering (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 18, 2007).

10.23	Employment offer letter with Richard B. Phillips dated January 16, 2007, (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).+

10.24	Indemnity Agreement dated April 3, 2006 by and among SRKP 4, Inc., Cougar Biotechnology, Inc., Richard A. Rappaport and Anthony C. Pintsopoulos (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 7, 2006).

21.1	Subsidiaries of the Registrant.†

23.1	Consent of J.H. Cohn LLP.†

24.1	Power of Attorney.†

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).†

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).†

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Confidential treatment has been granted as to certain omitted portions of this exhibit pursuant to Rule 406 of the Securities Act or Rule 24b-2 of the Exchange Act.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.
†	Filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 16, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, Cougar Biotechnology, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2009.

COUGAR BIOTECHNOLOGY, INC.

By:	/s/ ALAN H. AUERBACH
Name:	Alan H. Auerbach
Title:	President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of Cougar Biotechnology, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN H. AUERBACH Alan H. Auerbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ CHARLES R. EYLER Charles R. Eyler	Senior Vice President, Finance, and Treasurer (Principal Accounting and Financial Officer)	April 30, 2009

/s/ ARIE S. BELLDEGRUN, M.D. Arie S. Belldegrun, M.D.	Director	April 30, 2009

/s/ RUSSELL H. ELLISON, M.D. Russell H. Ellison, M.D.	Director	April 30, 2009

/s/ THOMAS R. MALLEY Thomas R. Malley	Director	April 30, 2009

/s/ HAROLD J. MEYERS Harold J. Meyers	Director	April 30, 2009

/s/ MICHAEL S. RICHMAN Michael S. Richman	Director	April 30, 2009

/s/ SAMUEL R. SAKS, M.D. Samuel R. Saks, M.D.	Director	April 30, 2009

INDEX TO EXHIBITS FILED WITH THIS REPORT

Exhibit No.	Description
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.