Form 10-Q
period 2009-03-31
Cougar Biotechnology, Inc.
filed 2009-05-11
CIK 1335102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(310) 943-8040

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009 there were 20,784,120 shares of the registrant’s common stock, $.0001 par value, outstanding.

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

These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Discussions containing these forward-looking statements may be found throughout this Form 10-Q, including Part I, the section entitled “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve risks and uncertainties, including the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as amended (“Form 10-K”), under the caption “Risk Factors” following Item 1 in such report, that could cause our actual results to differ materially from those in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document. The risks discussed in the Form 10-K and elsewhere in this report should be considered in evaluating our prospects and future financial performance.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$48,186,490	$40,767,519
Short-term investment securities, at fair value	27,615,678	50,225,679
Prepaid expenses and other assets	1,314,856	811,596

Total current assets	77,117,024	91,804,794

Property and equipment, net	582,268	654,475
Restricted certificate of deposit	1,047,495	1,043,121
Deposits and other	295,400	320,707

Total assets	$79,042,187	$93,823,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,096,444	$5,048,130
Accrued expenses	13,493,189	7,583,981

Total current liabilities	18,589,633	12,632,111

Deferred rent	55,064	55,028

Total liabilities	18,644,697	12,687,139

Commitments and contingencies

Stockholders’ equity:
Series A Redeemable Convertible Preferred Stock—$.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock—$.0001 par value; 100,000,000 shares authorized; 20,775,664 shares issued and outstanding at March 31, 2009 and 20,758,642 shares issued and outstanding at December 31, 2008	2,078	2,076
Additional paid-in capital	198,617,048	196,000,544
Deficit accumulated during the development stage	(138,206,353)	(114,885,698)
Accumulated other comprehensive gain/(loss)	(15,283)	19,036

Total stockholders’ equity	60,397,490	81,135,958

Total liabilities and stockholders' equity	$79,042,187	$93,823,097

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31, 2009
	2009	2008
Operating expenses:
General and administrative	$3,337,891	$1,755,366	$26,898,696
Research and development	20,105,438	5,906,579	115,171,268
Depreciation	74,228	53,208	434,746

Totals	23,517,557	7,715,153	142,504,710

Loss from operations	(23,517,557)	(7,715,153)	(142,504,710)

Other income (expenses):
Interest income	158,633	1,315,839	7,313,158
Interest expense	—	—	(1,311,895)
Other income (expense)	38,269	(27,360)	(1,702,906)

Totals	196,902	1,288,479	4,298,357

Net loss	(23,320,655)	(6,426,674)	(138,206,353)

Accretion of dividends on preferred stock	—	—	(1,583,496)
Accretion of issuance costs on preferred stock	—	—	(445,393)

Net loss applicable to common stock	$(23,320,655)	$(6,426,674)	$(140,235,242)

Net loss per common share— basic and diluted	$(1.12)	$(0.31)

Weighted-average common shares outstanding—basic and diluted	20,770,336	20,550,882

Comprehensive loss, net of tax:
Net loss	$(23,320,655)	$(6,426,674)	$(138,206,353)
Other comprehensive loss—unrealized loss on investment securities	(34,319)	—	(15,283)

Comprehensive loss	$(23,354,974)	$(6,426,674)	$(138,221,636)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31, 2009
	2009	2008
Operating activities:
Net loss	$(23,320,655)	$(6,426,674)	$(138,206,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,228	53,208	434,746
Option compensation for non-employees	614,844	(692,801)	7,491,239
Stock issued for compensation - non-employees	—	—	84,888
Option compensation for employees	1,860,712	772,520	9,616,652
Common stock issued for accrued interest	—	—	13,048
Preferred stock issued for accrued interest	—	—	117,429
Common stock issued for liquidated damages	—	—	1,254,930
Stock issued for compensation - employees	—	—	131,625
Amortization of discount on notes payable	—	—	486,782
Amortization of debt issuance costs	—	—	702,591
Accrual of deferred rent	36	1,767	21,313
Amortization of (discount)/premium on investments	75,682	(139,459)	(410,111)
Other	—	—	97,366
Changes in operating assets and liabilities:
Employee advance	—	—	(96,000)
Prepaid expenses and other assets	(477,953)	(590,374)	(1,610,256)
Accounts payable and accrued expenses	5,957,522	799,553	18,989,719

Net cash used in operating activities	(15,215,584)	(6,222,260)	(100,880,392)

Investing activities:
Purchase of investments	—	(39,932,782)	(145,294,850)
Proceeds from maturities of investments	22,500,000	20,800,000	118,074,000
Purchases of equipment	(2,021)	(195,932)	(983,263)
Purchase of restricted certificate of deposit	(4,374)	(28,821)	(1,047,495)

Net cash provided by (used in) investing activities	22,493,605	(19,357,535)	(29,251,608)

Financing activities:
Net proceeds from issuance of preferred stock	—	—	33,526,368
Net proceeds from issuance of common stock	—	—	137,262,608
Net proceeds from exercise of warrants	140,950	76,010	827,727
Net proceeds from exercise of options	—	135,000	680,478
Preferred stock dividends paid	—	—	(563,075)
Payment of debt issuance costs	—	—	(510,736)
Proceeds from issuance of notes payable	—	—	1,000,000
Payment of notes payable	—	—	(50,000)
Proceeds from issuance of convertible notes payable	—	—	6,145,120

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31,
	2009	2008	2009
Net cash provided by financing activities	140,950	211,010	178,318,490

Net increase (decrease) in cash and cash equivalents	7,418,971	(25,368,785)	48,186,490
Cash and cash equivalents, beginning of period	40,767,519	96,335,893	—

Cash and cash equivalents, end of period	$48,186,490	$70,967,108	$48,186,490

Supplemental disclosures of non-cash investing and financing activities:
Carrying value of Series A Preferred Stock converted to common stock and additional paid-in capital	$—	$—	$38,314,126

Issuance of common stock for payment of accrued liquidated damages	$—	$—	$400,086

Issuance of common stock for preferred stock dividend payment	$—	$—	$1,020,421

Carrying value of convertible notes converted to common stock	$—	$—	$614,512

Carrying value of convertible notes converted to preferred stock	$—	$—	$5,530,608

Carrying value of promissory notes converted to common stock	$—	$—	$95,000

Carrying value of promissory notes converted to preferred stock	$—	$—	$855,000

Value of warrants charged to debt and note issuance costs	$—	$—	$303,553

Value of warrants issued with notes payable	$—	$—	$800,257

Acquisition of leasehold improvements paid by lessor under lease obligation	$—	$—	$33,751

Fair value of warrants issued to placement agents for private placement of common stock	$—	$—	$239,328

Fair value of warrants issued to placement agents for private placement of preferred stock	$—	$—	$2,160,672

Change in fair value of available-for-sale securities	$(34,319)	$—	$(15,283)

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,		Period from May 14, 2003 (date of inception) to March 31,
	2009	2008	2009
Reclassification of non-employee options from liabilities to additional paid-in capital	$—	$—	$1,195,927

Reclassification of warrants from liabilities to additional paid-in capital	$—	$—	$680,004

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$27,390

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Business Description

Cougar Biotechnology, Inc. (“Cougar”) is a development stage biopharmaceutical company based in Los Angeles, California focused on the acquisition, development and commercialization of innovative products to treat cancer. Cougar aims to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Cougar’s strategy is to in-license technologies that have previously been tested in clinical trials, enabling it to obtain an initial indication of the drug’s safety and biological activity in humans before committing capital to the drug’s development. In October 2008, Cougar established and incorporated Cougar Biotechnology Limited, a wholly owned subsidiary, for the sole purpose of serving as Cougar’s legal representative in the United Kingdom and the European Union in connection with Cougar’s clinical trial activities in those countries.

NOTE 2. Basis of Presentation

The accompanying condensed consolidated financial statements reflect the accounts of Cougar Biotechnology, Inc. and its wholly owned subsidiary, Cougar Biotechnology Limited (collectively “Cougar” or the “Company”). The Company is a development stage enterprise since it has not yet generated any revenue from the sale of products and, through March 31, 2009, its efforts have been principally devoted to identifying and acquiring rights to technologies underlying pharmaceutical drug candidates, by license or otherwise, developing such technologies, raising capital and recruiting personnel. The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Interim operating results are not necessarily indicative of results that may be expected for the year ending December 31, 2009, or for any subsequent period. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as amended. The condensed consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements included in the 2008 Annual Report on Form 10-K.

The Company’s continued operations will depend on its ability to raise additional funds through various potential sources, such as equity and debt financing. Through March 31, 2009, a significant portion of its financing has been through private placements of common stock and preferred stock. The Company will continue to fund operations with cash on hand and investments and through the similar sources of capital previously described. The Company can give no assurances that any additional capital it is able to obtain will be sufficient to meet its needs. Given the current and desired pace of clinical development of its product candidates, management estimates that the Company has sufficient cash, cash equivalents, and investments available-for-sale to fund clinical development through 2009 and into the first quarter of 2010. The Company, however, may choose to raise additional capital before 2010 in order to fund its future development activities, likely by selling shares of capital stock or other securities. If it is unable to raise additional capital, the Company will likely be forced to curtail desired development activities, which will delay the development of its product candidates. There can be no assurance that such capital will be available on favorable terms or at all. The Company will need additional financing thereafter until it can achieve profitability, if ever.

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

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATION POLICY

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and accounts have been eliminated.

INVESTMENT SECURITIES

Investment securities consist of marketable debt securities of financial institutions and other corporations. The Company classifies all investment securities (short-term and long-term) as available-for-sale, as the sale of such securities may be required prior to maturity to implement management’s strategies. These securities are carried at fair value, with the unrealized gains and losses, if material, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary results in a revaluation of its carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method. Interest income is recognized when earned. Currently, accumulated unrealized losses on investment securities of $15,283 have been recorded to comprehensive loss. The amortization and accretion and interest income are included in interest income within the condensed consolidated statements of operations.

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

Following are the major categories of assets measured at fair value on a recurring basis as of March 31, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$45,775,498	$—	$—	$45,775,498
Treasury bills	—	19,997,161	—	19,997,161
Asset-backed securities	—	4,509,937	—	4,509,937
Corporate debt securities	—	3,108,580	—	3,108,580

	$45,775,498	$27,615,678	$—	$73,391,176

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds. The major portion of the cash equivalents is invested in money market funds that are priced at fair value, actively traded, have no restriction on the timing or amounts of withdrawal, and thus are recorded in Level 1 above.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of securities owned, exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of securities at one time. The Company’s Level 2 investment securities are valued based on a weighted average price for each security. Market prices from a variety of industry standard data providers, security master files from large financial institutions, and other third-party sources are placed in a distribution-curve based algorithm to determine the market value on a given date. The Company does not believe changes in the fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s consolidated results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets, and the length of time to liquidate an equity investment.

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

STOCK-BASED COMPENSATION

The Company’s 2003 Stock Option Plan (the “Plan”) was adopted by the Board of Directors on May 15, 2003. Pursuant to the Plan, the Company may grant incentive stock options and nonqualified stock options, as well as other forms of equity-based compensation. Incentive stock options may be granted only to employees, while consultants, employees, officers and directors are eligible for the grant of nonqualified options under the Plan. The maximum term of stock options granted under the Plan is 10 years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. Through March 31, 2009, a total of 4,600,000 shares of the Company’s common stock have been reserved for issuance under the Plan.

The Company values employee stock options in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). Under SFAS 123(R), employee option grants are generally valued at the grant date and those valuations do not change once they have been established. As a result, the stock-based compensation expense the Company has already recorded or expects to record in 2009 will be based largely upon the amortization of costs for awards granted in 2009 and amounts related to costs of unvested options granted in prior periods. The amounts recognized in the accompanying condensed consolidated statements of operations in general and administrative and research and development expenses related to employee stock-based compensation were $1,860,712 for the three months ended March 31, 2009, and $772,520 for the three months ended March 31, 2008.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. As allowed by SFAS 123(R) for companies with a short period of publicly traded stock history, the Company’s estimate of expected volatility is based on the average expected volatilities of a sampling of six companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant valuation. SFAS 123(R) does not allow companies to account for option forfeitures as they occur; instead estimated option forfeitures must be calculated upfront to reduce the option expense to be recognized over the life of the award and updated upon receipt of further information as to the amount of options expected to be forfeited. The fair value of options granted to employees was estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used during the three months ended March 31:

	2009	2008
Dividend yield	0%	0%
Expected volatility	63%	75%
Risk-free interest rate	2.1%	2.6%
Expected life	6 years	6 years

In accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” all other issuances of common stock, stock options or other equity instruments to non-employees (including consultants and all members of the Scientific Advisory Board) as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Any options issued to non-employees are recorded in expense and additional paid-in capital in stockholders’ equity or current liabilities over the applicable service periods using variable accounting through the vesting date based on the fair value of the options at the end of each period. During the three months ended March 31, 2009, the Company recognized expense (increase in fair value of the stock option grants) of $614,844 and such expense was included in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2008, the Company recognized a decrease in fair value of the stock option grants of $692,801 and such decrease in expense was included in the accompanying condensed consolidated statements of operations. The fair value of options granted to non-employees was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions at March 31:

	2009	2008
Dividend yield	0%	0%
Expected volatility	76%	86%
Risk-free interest rate	2.7%	2.6%
Remaining contractual life	7 years	8 years

The price volatility for the calculation of value of options to non-employees was computed using an average of historical volatility of six public companies in the same industry.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity with respect to options granted under the Plan is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Granted in the period ended December 31, 2003	38,411	$0.39

Outstanding at December 31, 2003	38,411	0.39
Granted in the year ended December 31, 2004	597,292	1.25

Outstanding at December 31, 2004 and 2005	635,703	1.20
Granted in the year ended December 31, 2006	1,236,853	4.55

Outstanding at December 31, 2006	1,872,556	3.41
Granted in the year ended December 31, 2007	698,994	20.44
Exercised	(13,588)	4.50
Forfeitures	(30,000)	11.17

Outstanding at December 31, 2007	2,527,962	8.02
Granted in the year ended December 31, 2008	815,700	28.90
Exercised	(126,410)	4.90
Forfeitures	(30,100)	22.53

Outstanding at December 31, 2008	3,187,152	13.35
Granted in the quarter ended March 31, 2009	128,600	29.84
Exercised	—	—
Forfeitures	(7,500)	23.81

Outstanding at March 31, 2009	3,308,252	$14.01	7.60	$61,044,595

Exercisable at March 31, 2009	1,621,089	$5.14	6.47	$43,871,005

At March 31, 2009, total estimated unrecognized employee compensation cost related to non-vested stock options granted prior to that date was $19,527,066, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of options granted during the three months ended March 31, 2009 was $17.45.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the periods presented, as required by SFAS No. 128, “Earnings Per Share.” For the purpose of determining basic net loss per common share, dividends accreted on preferred stock and accreted issuance costs have been added to the net loss to arrive at net loss applicable to common stock. Diluted earnings per common share have not been presented because exercise of the Company’s outstanding options and warrants would have been anti-dilutive due to the Company’s net losses. Potentially dilutive securities excluded from the calculations amounted to 3,702,899 shares at March 31, 2009, comprised of 3,308,252 shares issuable upon exercise of options and 394,647 shares issuable upon exercise of warrants. Potentially dilutive securities excluded from the calculations amounted to 3,086,825 shares at March 31, 2008, comprised of 2,552,162 shares issuable upon exercise of options and 534,663 shares issuable upon exercise of warrants.

COUGAR BIOTECHNOLOGY, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. Stockholders’ Equity

EXERCISE OF WARRANTS

During the three months ended March 31, 2009, warrant holders exercised their right to purchase 17,022 of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants for the three months ended March 31, 2009, were $140,950. During the three months ended March 31, 2008, warrant holders exercised their right to purchase 9,180 shares of the Company’s common stock at an exercise price of $8.28 per share. Proceeds from the exercise of the warrants for the three months ended March 31, 2008 were $76,010. Additionally, during the three months ended March 31, 2008, the Company issued 594 shares of common stock to warrant holders who exercised their options pursuant to a cashless (net) exercise feature, which resulted in the forfeiture of 222 warrant shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a Los Angeles, California, based development stage biopharmaceutical company focused on the acquisition, development and commercialization of innovative products to enhance cancer care. We aim to acquire proprietary rights to these products, by license or otherwise, fund their research and development and bring the products to market. Since our inception in May 2003, our efforts and resources have been focused primarily on acquiring and developing our pharmaceutical technologies, raising capital and recruiting personnel. As a development stage company, we have had no product sales to date and we will have no product sales until we receive approval from the U.S. Food and Drug Administration (“FDA”) or equivalent foreign regulatory bodies to begin selling our pharmaceutical candidates. Developing pharmaceutical products, however, is a lengthy and very expensive process. Assuming we do not encounter any unforeseen safety issues during the course of developing our product candidates, we do not expect to receive approval of a product candidate until approximately 2011 if not later.

Currently, a large portion of development expenses have related to our lead product candidate, CB7630 (Abiraterone Acetate). As we proceed with clinical development of CB7630 and as we further develop CB3304 (Noscapine) and CB1089 (Seocalcitol), our second and third product candidates, respectively, our research and development expenses will increase. To the extent we are successful in acquiring additional product candidates for our development pipeline, our need to finance research and development will increase. Accordingly, our success depends not only on the safety and efficacy of our product candidates, but also on our ability to finance product development. Our major sources of working capital have been proceeds from various private financings, primarily private sales of our common stock and other equity securities.

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

Critical Accounting Policies

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2009 as reported in our 2008 annual report filed on Form 10-K.

Summary of Expenses

The following tables summarize our general and administrative and research and development expenses, which collectively represent the large majority of our overall expenses. This information is intended to supplement the more detailed discussion below under “Results of Operations.”

	Three Months Ended March 31		Percentage change
General and Administrative Expenses	2009	2008
Payroll and related costs	$684,486	$361,715	89%
Professional fees and expenses	1,156,656	303,527	281%
Facility and equipment costs	194,932	190,526	2%
Employee stock-based compensation expense	906,197	420,445	116%
Other	395,620	479,153	-17%

	$3,337,891	$1,755,366	90%

	Three Months Ended March 31		Percentage change
Research and Development Expenses	2009	2008
Clinical development	$13,790,056	$2,942,246	369%
Contract manufacturing	3,101,727	2,210,943	40%
Licensing fees	213,210	300,000	-29%
Regulatory affairs and quality assurance	951,164	492,102	93%
Employee stock-based compensation expense	954,515	352,076	171%
Non-employee stock-based compensation expense	614,844	(692,801)	-189%
Other	479,922	302,013	59%

	$20,105,438	$5,906,579	240%

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

General and administrative expenses: For the three months ended March 31, 2009, general and administrative expenses were $3,337,891 compared to $1,755,366 for the three months ended March 31, 2008, an increase of approximately $1,582,500. Professional fees for the first quarter of 2009 were approximately $853,100 higher than the same period in 2008 due to site contract negotiations associated with our ongoing Phase III clinical trials of CB7630 along with business development support. During the three months ended March 31, 2009, employee stock-based compensation expense increased by approximately $485,800 compared to the same period of 2008. This increase is primarily attributable to grants to new employees and additional grants to existing employees and board members. Payroll and related expenses, including bonuses for the first quarter of 2009, were approximately $322,800 higher than the same period in 2008 due to staff additions and salary adjustments. General and administrative staff has grown from 8 full-time employees to 12 full-time employees. All other general and administrative expenses decreased by approximately $79,200 for the first quarter of 2009 compared to the same period in 2008.

Research and development expenses: R&D costs, which represent the large majority of our overall expenses, are charged to operations as incurred. R&D expenses consist of clinical development expenses, contract manufacturing cost, licensing fees, regulatory affairs and quality assurance cost, and other internal costs. Also included in our R&D cost is stock-based compensation expense for employees and non-employees. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognize this cost based on a variety of factors, beginning with preparation for the clinical trial and patient accrual into the clinical trials. This estimated cost includes payments for clinical trial sites and patient related costs, including laboratory cost related to the conduct of the trial and other costs. We accrue for costs incurred as the services are provided for the monitoring of the trial and the invoices are received from external service providers. As actual costs become known, we adjust our accruals in the period when actual costs become known. Costs related to the acquisition of technology rights and patents for which development work is still in process are charged to operations as incurred and considered a component of R&D costs.

For the three months ended March 31, 2009, research and development expenses were $20,105,438 compared to $5,906,579 for the three months ended March 31, 2008, an increase of approximately $14,198,900. During the first quarter of 2009, we recorded major increases in clinical trial, compensation related expenses and manufacturing related expenses compared to the same period in 2008. Clinical development expenses increased approximately $10,847,800 primarily due to our Phase III clinical trial for drug candidate CB7630 in prostate cancer patients who have failed docetaxel based chemotherapy, which was initiated in April 2008. Approximately $2,100,000 of this increase represents start-up costs associated with a second Phase III clinical trial for drug candidate CB7630 in chemotherapy naïve prostate cancer patients, which was initiated in April of 2009. We expect clinical trial expenses to continue to increase as we complete enrollment of our first Phase III trial for CB7630 and begin enrollment of our second Phase III clinical trial for CB7630, in the second quarter of 2009. Our contract manufacturing cost increased approximately $890,800 quarter to quarter in support of our ongoing Phase II and Phase III clinical trials for CB7630 and in support of our work to prepare for the commercialization CB7930. Our regulatory affairs and quality assurance expense increased approximately $459,100 as we built the infrastructure needed to support our Phase III trials and in preparation of filing a New Drug Application for our lead compound. Employee stock-based compensation expense increased approximately $602,400 due to stock option grants to new employees and additional stock option grants awarded to existing employees. Non-employee stock-based compensation expense increased approximately $1,307,600. Unvested non-employee stock options are revalued each quarter using the Black-Scholes option pricing model to reflect the then current fair market value of our common stock. An increase in the fair market value of our stock from $26.00 per share at December 31, 2008 to $32.20 at March 31, 2009, compared to a decrease in our stock price from $32.70 at December 31, 2007 to $20.95 per share at March 31, 2008, is the primary reason for the increase. All other expenses increased approximately $91,100 compared to the 2008 quarter due to overall Company growth.

The following table summarizes our R&D expenses incurred for preclinical support, contract manufacturing for clinical supplies and clinical trial services provided by third parties, and milestone payments for in-licensed technology for each of our product candidates for the three months ended March 31, 2009 and 2008, as well as the cumulative amounts since we began development of each product candidate. The table also summarizes unallocated costs, which consist of personnel, facilities and other costs not directly allocable to development programs:

	Three Months Ended March 31		Percentage change	Inception to March 31, 2009
Product Development Expenses	2009	2008
CB7630	$10,187,641	$5,346,202	91%	$82,632,783
CB3304	135,700	302,086	-55%	1,823,622
CB1089	—	—	0%	843,767

Total product candidate costs	10,323,341	5,648,288	83%	85,300,172
Unallocated costs and overhead	8,212,739	599,016	1271%	18,910,936
Employee stock-based compensation expense	954,514	352,076	171%	4,174,601
Non-employee stock-based compensation expense	614,844	(692,801)	-189%	6,785,559

	$20,105,438	$5,906,579	240%	$115,171,268

CB7630. We anticipate that until we receive regulatory approval to market CB7630, we will need to expend approximately an additional $40-$70 million for external development costs, of which we expect approximately $25-$30 million additional external expenses will be incurred during the remainder of fiscal 2009. In early 2008, we commenced a Phase III clinical trial and continued manufacturing scale up. The quarter to quarter increase in expenditures reflects costs associated with our on-going Phase III clinical trial in prostate cancer patients who have failed docetaxel based chemotherapy, which commenced in April of 2008, and preliminary start-up cost associated with our second Phase III clinical trial in chemotherapy naïve prostate cancer patients, which commenced during April 2009. External development costs for 2009 will be focused on the continued execution of our two ongoing Phase III trials, the enrollment activities associated with a second Phase III trial and continued scale up of our manufacturing capabilities. Should we choose to continue development of CB7630, we expect that it will take an additional 15 to 33 months years before we complete development and obtain FDA approval of CB7630, if ever.

CB3304. We expect to spend an additional $2.0-$3.0 million in external development costs in fiscal 2009. Because the development of CB3304 is only in its very early stages, we are unable to currently predict the total cost needed to complete development of this product candidate and to what extent the Company will continue to develop the drug on its own or at all. Should we choose to continue development, we expect that it will take an additional 5 to 7 years before we complete development and obtain FDA approval of CB3304, if ever.

CB1089. Based on our current development plans for CB1089, we anticipate that we will expend approximately $0.5-$1.0 million in external development costs in fiscal 2009. However, because the development of CB1089 is in very early stage, we are unable currently to predict the total cost needed to complete development of this product candidate and to what extent the Company will continue to develop the drug on its own or at all. Since acquiring our rights to CB1089 in June 2005, we have incurred cost of approximately $0.8 million through March 31, 2009. Pre-clinical studies in a number of different cancers have shown that CB1089 is a more potent anti-cancer drug than calcitriol, which may result in better efficacy than calcitriol when used in combination therapy to treat various tumor types. Expenditures for development of CB1089 have been held to a minimum as we advanced the development of our other two compounds. Should we choose to continue development, we expect that will take an additional six to eight years before we complete development and obtain FDA approval, if ever.

While expenditures on current and future clinical development programs, particularly our CB7630 program, are expected to be substantial and to increase, they are subject to many uncertainties, including the results of clinical trials and whether we develop any of our drug candidates with a partner or independently. As a result of such uncertainties, we cannot predict with any significant degree of certainty the duration and completion costs of our research and development projects or whether, when and to what extent we will generate revenues from the commercialization and sale of any of our product candidates. The duration and cost of clinical trials may vary significantly over the life of a project as a result of unanticipated events arising during clinical development and a variety of factors, including:

•	the number of trials and studies in a clinical program;

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the rates of patient recruitment and enrollment;

•	the duration of patient treatment and follow-up;

•	the costs of manufacturing our drug candidates; and

•	the costs, requirements, timing and ability to secure regulatory approvals.

Interest income: For the three months ended March 31, 2009, we recorded approximately $158,600 in interest income compared to approximately $1,315,800 for the same period last year. The decrease is attributed to a lower return on our investment portfolio due to current market conditions and a reduction in our portfolio balance. As the available for sale securities have matured, we have converted these investments into U.S. Treasury Obligations.

Other income (expense): For the three months ended March 31, 2009, we recorded approximately $38,300 in foreign exchange gain on invoices paid in foreign currencies. For the same period last year, we incurred other expense of $27,360 related to foreign exchange loss on invoices paid in foreign currencies.

Comprehensive income (expense): For the three months ended March 31, 2009, we recognized approximately $34,300 of an unrealized loss on our investment portfolio. We did not experience any comprehensive income or loss during the first quarter of 2008.

Liquidity and capital resources

The following table summarizes our liquidity and capital resources as of March 31, 2009 and December 31, 2008, respectively, and is intended to supplement the more detailed discussion that follows

Liquidity and capital resources	March 31, 2009	December 31, 2008
Cash and cash equivalents and investment securities	$75,802,168	$90,993,198
Working capital	58,527,391	79,172,683
Stockholders' equity	60,397,490	81,135,958

	Three Months Ended March 31, 2009
Cash provided by (used in):
Operating activities	$(15,215,584)
Investing activities	22,493,605
Financing activities	140,950

Increase (decrease) in cash	$7,418,971

We reported a net loss of approximately $23.3 million and negative cash flow from operating activities of $15.2 million for the three months ended March 31, 2009. The net loss from date of inception, May 14, 2003, to March 31, 2009, amounted to $138.2 million, while negative cash flow from operating activities amounted to $100.9 million.

We have financed our operations since inception primarily through equity and debt financing. The net cash used in operating activities includes a net loss of approximately $23.3 million less non-cash items of $2.6 million, an increase in accounts payable and accrued expenses of approximately $6.0 million, and an increase in prepaid expenses and other assets of $0.5 million. The major non-cash items were stock-based compensation expense for non-employees of approximately $0.6 million; employee stock-based compensation expense of approximately $1.9 million and depreciation of approximately $0.1 million. The increase in accounts payable and accrued expenses is a direct result of our increase in expenditures used to support the expansion of our clinical trials and clinical trial costs. The increase in prepaid expenses reflects down payments on manufacturing orders and the renewal of our general liability and products liability policies. The net cash generated by investing activities reflects the net proceeds from the maturity of securities available-for-sale of approximately $22.5 million.

We anticipate that our cash on hand, including our cash equivalents and available-for-sale investments, at March 31, 2009 will be sufficient to enable us to meet our anticipated expenditures into 2010. We expect to continue incurring significant losses for the foreseeable future. Our continued operations will depend on whether we are able to raise additional funds through either strategic alliance with a third party concerning one or more of our product candidates or through additional equity or debt financing. Through March 31, 2009, a significant portion of our financing has been through private placements of our equity securities, including issuances of common and preferred stock. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital raised will be sufficient to meet our needs.

Further, in light of current economic conditions, including the inability of many small companies to access the capital markets, there can be no assurance that such capital will be available to us on favorable terms or at all. If we are unable to raise additional funds in the future, we may be forced to delay or discontinue the development of one or more of our product candidates and forego attractive business opportunities. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

Financings

On December 20, 2007, we sold in a private placement to various institutional investors 3,000,000 shares of common stock at a price of $29.00 per share, resulting in aggregate gross proceeds of $87 million before deducting selling commissions and expenses. The shares were sold pursuant to a securities purchase agreement with the investors. In addition to the purchase agreement, on December 14, 2007 we also entered into a registration rights agreement with the investors pursuant to the terms of which we filed a registration statement under the Securities Act of 1933 covering the resale of the shares sold in the offering. The registration statement was declared effective on January 25, 2008. In connection with the offering, we engaged Leerink Swann LLC as lead placement agent. In addition, we engaged Cowen and Company, LLC and Lazard Freres & Co. LLC as co-placement agents. In consideration for their services, we agreed to pay to the placement agents an aggregate cash fee equal to 6% of the total gross proceeds received from sale of the shares. We also paid the placement agents an aggregate of $45,528 for reimbursable expenses. Additionally, we agreed to pay Paramount BioCapital, Inc. a fee equal to 8% of the aggregate placement fee from the offering, or $417,600, in consideration of Paramount’s agreement to waive its right of first refusal to participate as a placement agent in the offering, pursuant to an October 6, 2005 agreement, as amended, between us and Paramount. Dr. Lindsay A. Rosenwald, a director of our Company until July 2007, is the Chairman and Chief Executive Officer of Paramount. Additionally, Dr. Rosenwald is the managing member of Horizon BioMedical Ventures, LLC, one of our substantial stockholders and an affiliate of Paramount.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts. Given the current and desired pace of clinical development of our three product candidates, over the next 12 months we expect to spend approximately $55 million to $65 million.

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

Our license agreement with BTG, plc for the in-license of CB7630 requires the payment of license maintenance fees and milestone payments, if any, in British pounds. We have also entered into service agreements with contract research organizations that require payment in currencies other than the U.S. dollar. Fluctuations in exchange rates, in particular between the U.S. dollar and other currencies, may affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments. We incurred an exchange gain of approximately $38,300 during the three months ended March 31, 2009.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Senior Vice President, Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Senior Vice President, Finance, concluded that our disclosure controls and procedures were effective as of that date.

During the quarter ended March 31, 2009, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 16, 2009, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our risk factors subsequent to the filing of our Annual Report. However, the risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, warrant holders exercised their right to purchase 17,022 shares of our common stock at an exercise price of $8.28 per share. Total gross proceeds from the exercise of the warrants were $140,950.

Sales of the securities identified above were made pursuant to private transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder, that the investors acquired the shares for investment and not distribution, they could bear the risks of the investment, and they could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUGAR BIOTECHNOLOGY, INC.

Date: May 11, 2009	By:	/s/ Alan H. Auerbach
Alan H. Auerbach
Chief Executive Officer and President

Date: May 11, 2009	By:	/s/ Charles R. Eyler
Charles R. Eyler
Treasurer and Senior Vice President, Finance

Index to Exhibits Filed with this Report

Exhibit No.	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Certifications of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.